Form 10-K405
period 1995-12-31
ARMORED STORAGE INCOME INVESTORS 2
filed 1996-03-27
CIK 788078

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

 X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----   ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended   December 31, 1995
                         --------------------
                                       OR
---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                          to
                              --------------------------  ---------------------
Commission file number:  33-2732
                       ----------

     ARMORED STORAGE INCOME INVESTORS 2 (a California Limited Partnership)
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       California                                         93-0930503
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

 3839 N. 3rd St., Ste. 108, Phoenix, Arizona                  85012
 -------------------------------------------               ------------
 (Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code:  (602) 230-1655
                                                   ------------------
Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
        None                                            None
-------------------                    -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:
       Limited Partnership Units
----------------------------------------
           (Title of Class)

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
  X
----
  Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No
                                             ----     ----
  As of March 1, 1996, 4210 Limited Partnership Units were outstanding. Such limited Partnership Units were sold at $500 per Unit. However, no market for the Limited Partnership Units of the Registrant exists and therefore the aggregate market value of the Units held by non-affiliates of the Registrant is not determinable.

Documents Incorporated by Reference
-----------------------------------
  The Registrant's Prospectus dated April 4, 1986 filed pursuant to Rule 424 (c) under the Securities Act of 1933 as amended is incorporated by reference into Parts I, II and III of this report pursuant to Rule 12b-23 under the Securities Exchange Act of 1934.


                                     PART I

Item 1.  Business
         --------
(a) General Development of Business
    -------------------------------

Armored Storage Income Investors 2 Limited Partnership (the "Registrant") is a limited partnership formed on January 13, 1986 under the laws of the State of California to acquire, develop, own and operate self-storage facilities using a minimum of mortgage indebtedness. The Registrant sold $2,105,000 in Limited Partnership Interests to the public pursuant to a Registration Statement on Form S-18 under the Securities Act of 1933 (Registration Statement No. 33-2732 as amended. The offering commenced on April 4, 1986 and terminated on April 3, 1987.

(b)  Financial Information About Industry Segments
     ---------------------------------------------
The Registrant operates in only one industry segment, the acquisition, development, operation and holding for investment of self-storage facilities. Information relating to the Registrant's revenues, operating profit (loss) and identifiable assets attributable thereto for the fiscal year ended December 31, 1995 is set forth under Item 8 below.

(c)  Narrative Description of Business
     ---------------------------------
The Self-Service Storage Association (SSSA) estimates that approximately one-half of the population relocates every three years. Urban areas are becoming more congested, houses are getting smaller and people are requiring outside storage space to meet their needs. Business owners, too, are feeling the crunch as the square foot cost of office space increases. They need an affordable alternative to using expensive office space for the storage of records and supplies.

Self-storage is an innovation responding to the needs of the community. The facility owned and operated by the Registrant is designed to offer low cost, accessible and secure storage space for business and personal use. In addition to some indoor units, on-site, live-in managers provide an extra measure of security. The facility of the Registrant is designed for a comfortable architectural blend with the surrounding residential, commercial and retail areas.

The Partnership's principal investment objectives are: (i) to provide distributions of Cash Flow from operations; (ii) realize capital appreciation of the Partnership's Property; and (iii) to preserve and protect the Limited Partners' capital. There can be no assurance that these objectives will be attained.

Markets and Competition.
-----------------------
The metropolitan Phoenix market has one of the greatest saturations of storage facilities per capita in the country. This increased competition has required delaying anticipated rental increases which may reduce availability of cash distributions. To meet the competition, the Registrant is, and intends to continue, taking steps to maximize efficient operations and to differentiate its facilities from the competition.

General Risks of Real Estate Ownership.
--------------------------------------
The Registrant's investments are subject to the risks generally incident to the ownership of real property. These risks include the uncertainty of cash flow to meet fixed obligations, adverse changes in national economic conditions, changes in the relative demand for space in the locale of the facility (and thus the relative price which can be charged), adverse local market conditions due to changes in general or local economic conditions or neighborhood values, changes in interest rates and in the availability, cost and terms of mortgage funds, the financial condition of tenants and sellers of properties, changes in real estate tax rates and other operating expenses, governmental rules and fiscal policies including possible proposals for rent controls, as well as acts of God, uninsured losses and other factors.

Seasonality. The business of the Registrant is not generally subject to seasonal
----------
variations.

Employees.                 The Registrant has no full-time employees.
---------

(d)  Financial  Information About  Foreign and  Domestic Operations  and  Export
     ---------------------------------------------------------------------------
     Sales
     -----
The registrant does not derive any revenue from foreign operations or export sales.

Item 2.  Description of Property
         -----------------------
The Partnership owns one self-storage facility located in Phoenix, Arizona.

Washington Street
-----------------
The Registrant's self-storage facility is located at 3036 E. Washington Street, Phoenix, Arizona, in the central part of the city, with close proximity to Sky Harbor International Airport and the downtown business center. The facility, which consists of both one and two level storage buildings, is approximately 44,000 gross square feet, built on approximately 1.82 acres of land. The property was acquired on December 23, 1986, for a total purchase price of $1,122,000, including a note payable of $402,122 at 10.5% per annum interest, secured by a deed of trust and assignment of rents. This note was repaid in 1987. The facility was approximately 10 years old at the time of the Registrant's purchase, and had maintained an occupancy level averaging 90% for the past several years. As of January 31, 1996 the facility was 97% occupied.

Item 3.  Legal Proceedings.
         -----------------
The registrant is not subject to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related  Security  Holder
         -----------------------------------------------------------------------
         Matters
         -------
(a) Market Information. No market for Limited Partnership Units exists or is expected to develop.

(b) Holders. The approximate number of holders of the Registrant's Limited Partnership Units as of the close of business on December 31, 1995 was 337.

(c) Dividends. During the years ended December 31, 1989, through 1995, the Partnership made distributions of cash to the limited partners. The source of these distributions were as follows:
                  1989     1990     1991      1992      1993     1994     1995
                ------- --------- -------- --------- -------- --------- -------
From net income $ 2,869  $ 1,697  $  -0-   $ 10,502  $   -0-  $ 26,704  $ 9,585
From partners'
 capital         35,233   34,544   33,975    23,481    33,975    7,271   28,305
               -------- --------- -------- --------- -------- -------- --------

               $ 38,102 $ 36,241  $33,975  $ 33,983  $ 33,975 $ 33,975 $ 37,890
               ======== ========= ======== ========= ======== ======== =========

The Registrant will make annual distributions, to the extent available, of Cash Available for Distribution. There is, however, no assurance as to when or whether such cash will be available for distribution.

Cash Available for Distribution is generally the Partnership's Excess Reserves and Cash Flow after reduction for any additions to reserves, and after payment of all operating cash expenses.

To the extent available, Cash Available for Distribution for any Partnership fiscal year will be distributed 95% to the Limited Partners and 5% to the General Partner. As referenced to in Item 11, the general partner is to be allocated a minimum of 1% of the cash available for distribution.

If in any period the General Partner determines that Partnership working capital reserves are in excess of the amount deemed necessary for Partnership operations (such excess being called "Excess Reserves"), such Excess Reserves may be distributed as Cash Available for Distribution.

Cash Available for Distribution will be distributed to the Limited Partners of record as of the end of the applicable period in the ratio which the Units owned by such Limited Partner bears to the total Units owned by all Limited Partners entitled to such distribution.

Item 6.  Selected Financial Data
         -----------------------

The following selected financial data should be read in conjunction with the financial statements and notes thereto included under Item 8 of this report. This data is not covered by the opinion of independent certified public accountants.

                                                        For the Period
                         From Inception
                          Jan 13, 1988  Jan  1, 1989  Jan  1, 1990  Jan  1, 1991
Statement of Income           Thru          Thru          Thru          Thru
Information:              Dec 31, 1988  Dec 31, 1989  Dec 31, 1990  Dec 31, 1991
                          ------------  ------------  ------------  ------------

Total Revenues             $  151,707   $  166,423     $  168,868  $   174,295
Net Income (Loss)          $  (51,776)  $    3,020     $    1,786  $    (3,944)
Net Income (Loss) Per
Limited Partnership Unit   $   (12.18)  $      .68     $      .40  $      (.93)

                          Jan  1, 1992  Jan  1, 1993  Jan  1, 1994  Jan  1, 1995
                              Thru          Thru          Thru          Thru
                          Dec 31, 1992  Dec 31, 1993  Dec 31, 1994  Dec 31, 1995
                          ------------  ------------  ------------  ------------

Total Revenues            $   178,981   $   162,390   $  192,084   $ 191,603
Net Income (Loss)         $    11,055   $   (13,369)  $   28,109   $  10,089
Net Income (Loss) Per
Limited Partnership Unit  $      2.49   $     (3.14)  $     6.34   $    2.28


Balance Sheet             As of         As of         As of         As of
Information:              Dec 31, 1988  Dec 31, 1989  Dec 31, 1990  Dec 31, 1991
                          ------------  ------------  ------------  ------------

Total Assets              $ 1,343,872    $ 1,287,979   $ 1,256,839   $ 1,145,802
Long-Term Debt            $     -0-      $     -0-     $     -0-     $     -0-
Partners' Capital         $ 1,302,726    $ 1,267,259   $ 1,232,438   $ 1,123,515
Distributions Per Unit    $      9.51    $      9.05   $      8.61   $      8.07

                          As of         As of         As of         As of
                          Dec 31, 1992  Dec 31, 1993  Dec 31, 1994  Dec 31, 1995
                          ------------  ------------  ------------  ------------

Total Assets               $ 1,117,739   $ 1,076,397   $ 1,070,340  $ 1,047,288
Long-Term Debt             $     -0-     $     -0-     $     -0-    $     -0-
Partners' Capital          $ 1,103,365   $ 1,059,051   $ 1,055,872  $ 1,027,688
Distributions Per Unit     $      8.07   $      8.07   $      8.07  $      9.00

Item 7.  Management's discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

(a)(1) and (a)(2)  Liquidity and Capital Resources
                   -------------------------------

The Registrant was organized in January, 1986 and its offering of Limited Partnership Units was declared effective April 13, 1986. The Registrant raised $2,105,000 during the offering period.

The cash balance at December 31, 1995 of $55,798 will be used primarily as working capital reserves and, when appropriate, for distributions to the Limited Partners. Capital resources will only increase during the coming year as a result of a corresponding increase rental activity.

The registrant has acquired and developed all of its properties, therefore, no significant additional outlays of funds are expected beyond those items already budgeted.

(a)(3)  Results of Operations
        ---------------------

Rental income for 1995 was substantially the same as 1994. The Washington Street facility maintained an overall occupancy level of approximately 95%. During the year occupancy ranged from 88% to 97%. Occupancy at December 31, 1995 was 95%.

Expenses relating to property operations increased by 26% over the prior year. An unanticipated property tax increase was responsible for over half of this increase in expenses. Partnership administration expenses were identical to 1994.

The registrant anticipates that rental income in 1996 will be similar to 1995. Our market studies indicate that our rates are competitive and future rent increases will be made on a selective basis. Expenses for 1996 should be slightly less that in 1995 unless unforeseen circumstances occur.

Inflation has historically been a contributing factor to the increase in rental income levels and capital appreciation of income producing real estate. The most significant trends or uncertainties having an impact on the Partnership's revenues are those associated with inflation, changes in demand for self-storage spaces and fluctuations in rental and occupancy rates of the Partnership property. The modest inflation levels of the past several years have kept rent increases to a minimum. We continue to monitor the property's performance to maximize long-term capital appreciation which is consistent with the Partnership's objectives.

Item 8:  Financial Statements and Supplementary Data.
         -------------------------------------------

See Index to Financial Statements and Schedules attached hereto.

Item 9.      Changes  In and  Disagreements With  Accountants on  Accounting and
             -------------------------------------------------------------------
             Financial Disclosures
             ---------------------
                                    None

Item 10.     Directors and Executive Officers of the Registrant
             --------------------------------------------------

The Partnership is managed by Armored Management, L.L.C., a limited liability company whose members include Carl R. Spiekerman and Dale D. Ulrich. Armored Management, L.L.C. was elected as general partner by a vote of the limited partners in the fourth quarter of 1993. The new general partner succeeds Armored Storage Ltd., which dissolved because of the dissolution of its sole general partner.

The partnership entered into an agreement with QuestCor, inc. to manage the Partnership's self-storage facility. The terms of the agreement are for one year and shall be renewed on a month-to-month basis unless and until either party terminates the agreement. The agreement provides that the manager shall receive, as compensation for services, the greater of $1000 per month or 6% of the actual gross cash receipts from the prior month.

The Partnership entered into an agreement with QuestCor to provide administrative services to the Partnership, such as investor relations, database management (including data processing of investor subscriptions, fund distributions, ownership changes, and subscription input), accounting, preparation and/or coordinating the preparation of periodic regulatory reports and tax related forms. The term of the agreement is one year and shall continue on a month-to-month basis unless either party terminates the agreement. The agreement provides that QuestCor shall receive a fixed fee of $2,500 per month as compensation for its services. Additionally, QuestCor bills the Partnership for its cost of providing assistance in the annual Partnership audit.

(a)      Identification of Directors
         ---------------------------

Carl R.  Spiekerman  and Dale D.  Ulrich  are the  managing  members  of Armored
Management L.L.C. Mr. Spiekerman, 52, is the sole shareholder and Chief Executive Officer of The Environmental Group, Inc., a Phoenix based real estate development firm. Mr. Spiekerman holds a Bachelor's Degree from the University of Puget Sound, Tacoma, Washington, and a Master's Degree from the University of Washington. Mr. Ulrich, 42, is a C.P.A. and a shareholder of QuestCor Inc. He is also a panel trustee for the District of Arizona Bankruptcy Court and former president of the Arizona Society of CPA's. Mr. Ulrich graduated from Marquette University, Milwaukee, Wisconsin.


(b)      Identification of Executive Officers   None
         ------------------------------------

(c)      Significant Employees  None
         ---------------------

(d)      Family Relationships   None
         --------------------

(e)      Legal Proceedings      None
         -----------------

Item 11.          Executive Compensation
                  ----------------------

The General Partner, and its affiliates, earned fees, commissions, and expense reimbursements, as permitted in the Limited Partnership Agreement, as follows:

                         For the Year Ended:       12/31/95   12/31/94  12/31/93
                                                   --------   --------  --------

Direct expenses relating to administration
of the Partnership which were reimbursed or
are to be reimbursed to the Managing General
Partner, or affiliates thereof                       $2000       None    None

General Partner's distributive share of
cash available for distribution                        383 (1)    343     343

Real estate commission upon the sale of Partnership
property payable to the General Partner               None (2)   None    None

General Partner's share of sale or refinancing
proceeds                                              None (3)   None    None

(1)Cash Available for Distribution, if any, shall be Distributed 95% to the Limited Partners, and 5% to the General Partner, with the General Partner's share subordinated to a 10% annual cumulative, noncompounded return with respect to the Limited Partners' Adjusted Capital Contribution.

If at any time the allocation and distribution provisions of the Limited Partnership Agreement do not result in the allocation or distribution to the General Partners of an aggregate of at least one percent (1%) of the item being allocated or distributed, the Limited Partnership Agreement states that the General Partners are to be allocated or distributed so much more of such item as will cause the General Partners to be allocated or distributed one percent (1%) thereof.

(2)The General Partner, or an affiliate, are entitled to receive a subordinated real estate commission in an amount not to exceed the lesser of one-half the amount customarily charged by others rendering similar services or 3% of the sale price.

(3)Sale or refinancing proceeds will be distributed to Limited Partners in accordance with their Capital Accounts in an amount equal to their Adjusted Capital Contributions, then to the Limited Partners in an amount, if any, by which actual Distributions of Cash Available for Distribution were less than the preferred 10% return, then to the General Partner, a subordinated unpaid 5% of Cash Available for Distribution, and the remaining 80% to the Limited Partners, and 20% to the General Partner.

Item 12.          Security Ownership of Certain Beneficial Owners and Management
                  --------------------------------------------------------------

There is no person known to the Registrant who owns beneficially or of record more than 10% of the voting securities of the Registrant. However, the General Partner has discretionary control over most of the decisions made by or for the Registrant pursuant to the terms of the Partnership Agreement. The Registrant has no directors or officers.

There are no arrangements known to the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.


Item 13.          Certain Relationships and Related Transactions
                  ----------------------------------------------

During the year ended December 31, 1995 The Environmental Group, Inc. an affiliate of the General Partner, received or incurred $2000 in direct expense reimbursement for the administration of the Partnership.

During the years ended December 31, 1995, 1994 and 1993 QuestCor, Inc. was paid the following fees:
                                          1995            1994           1993
                                         -------         -------        -----

         Property management            $12,179         $12,045        $12,048

         Partnership administration     $30,000         $30,000        $30,000

         Audit assistance               $ 5,000         $ 5,000        $ 5,000


                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K
                ---------------------------------------------------------------
(a)(1) and (a)(2)   List of Financial Statements and Schedules as a Part of this
                    ------------------------------------------------------------
                    Report
                    ------
Report of Independent Certified Public Accountants
FINANCIAL STATEMENTS
         Balance sheet
         Statement of operations
         Statement of changes in partners' equity
         Statement of cash flows
         Notes to financial  statements

(a)(3)            List of Exhibits Filed as Part of this Report
                  ---------------------------------------------

                  Exhibit 27 - Financial Data Schedule

(b)               Reports on Form 8-K                None
                  -------------------

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ARMORED STORAGE INCOME INVESTORS 2
                                             LIMITED PARTNERSHIP

                                             By:      Armored Management, L.L.C

                                             Its:     General partner



Dated:  3/27/96                              By:  /s/ Carl R. Spiekerman
        -------                                 ---------------------------
                                                 Carl R. Spiekerman, Member


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity on the date indicated.

   Signature                      Title                              Date
   ---------                      -----                              ----


  /s/ Carl R. Spiekerman   Member of Armored Management              3/27/96
------------------------   L.L.C., general partner                  --------
  Carl R. Spiekerman

                              ARMORED STORAGE INCOME INVESTORS 2
                              (A CALIFORNIA LIMITED PARTNERSHIP)

                                     FINANCIAL STATEMENTS

                                      DECEMBER 31, 1995


                                           CONTENTS

                                                                           Page

Independent auditors' report                                                 1


Financial statements:

   Balance sheets                                                            2

   Statements of operations                                                  3

   Statements of changes in partners' equity                                 4

   Statements of cash flows                                                5 - 6

   Notes to financial statements                                          7 - 11

To the Partners of
Armored Storage Income Investors 2
Phoenix, Arizona


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

         We have audited the accompanying balance sheets of Armored Storage Income Investors 2 (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Armored Storage Income Investors 2 as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.





TOBACK CPAs, P.C.
Phoenix, Arizona
March 14, 1996

                       ARMORED STORAGE INCOME INVESTORS 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994


                                     ASSETS

                                                         1995            1994
                                                  -------------   -------------
Rental property and equipment:
   Land                                           $     242,825   $    242,825
   Building                                           1,059,970      1,051,470
   Furniture and fixtures                                22,655         22,655
                                                  -------------   ------------
                                                      1,325,450      1,316,950
   Less accumulated depreciation                       (336,360)      (301,147)
                                                  -------------   ------------

                                                        989,090      1,015,803

Cash and cash equivalents                                55,798         48,837
Accounts receivable, net of allowance
   of $2,400 and $5,700                                   2,400          5,700
                                                  -------------   ------------

         Total assets                             $   1,047,288   $  1,070,340
                                                  =============   ============

                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses             $      15,231   $      9,127

Unearned rent                                             4,369          5,341
                                                  -------------   ------------

   Total liabilities                                     19,600         14,468
                                                  -------------   ------------

Commitments (Note 3)

Partners' equity (Note 4):
   General partner                                       (3,941)        (4,062)
   Limited partners; 4,210 units outstanding          1,092,766      1,121,071
                                                  -------------   ------------
                                                      1,088,825      1,117,009
   Less amount due from former
      general partner (Note 5)                          (61,137)       (61,137)
                                                  -------------   ------------
                                                      1,027,688      1,055,872
                                                  -------------   ------------

       Total liabilities and partners' equity     $   1,047,288   $  1,070,340
                                                  =============   ============


                          The accompanying notes are an
                  integral part of these financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                       1995          1994           1993
                                  ------------  -------------   ------------

Rental income                     $    190,629  $     191,360  $     161,736
Interest income                            974            724            654
                                  ------------  -------------  -------------

                                       191,603        192,084        162,390
                                  ------------  -------------  -------------

Expenses:
   Property operations                  96,153         76,089         80,461
   Partnership
     administration (Note 3)            50,148         50,649         60,169
   Depreciation                         35,213         37,237         35,129
                                  ------------  -------------  -------------

                                       181,514        163,975        175,759
                                  ------------  -------------  -------------

Net income (loss)                 $     10,089  $      28,109  $     (13,369)
                                  ============  =============  =============

Net income (loss) allocated to
   general partner                $        504  $       1,405  $        (134)

Net income (loss) allocated to
   limited partners                      9,585         26,704        (13,235)
                                  ------------  -------------  -------------

Net income (loss)                 $     10,089  $      28,109  $     (13,369)
                                  ============  =============  =============

Net income (loss) allocated to
   limited partners per limited
   partnership unit (Note 4)      $       2.28  $        6.34  $       (3.14)
                                  ============  =============  =============

Distributions per
   limited partnership unit       $       9.00  $        8.07  $        8.07
                                  ============  =============  =============

Number of limited partnership
   units outstanding                     4,210          4,210          4,210
                                  ============  =============  =============

                          The accompanying notes are an
                  integral part of these financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                    Amount due
                                    from former
                                      general           General           Limited
                                      partner           partner           partners           Total
                                 ---------------   --------------    ---------------   ---------------

Balance, December 31, 1992       $      (67,540)   $       (4,647)   $    1,175,552    $     1,103,365

   Distributions to partners                  -              (343)          (33,975)           (34,318)
   Payments received from
     former general partner               3,373                 -                 -              3,373
   Net loss                                   -              (134)          (13,235)           (13,369)
                                 ---------------   --------------    --------------    ---------------

Balance, December 31, 1993              (64,167)           (5,124)        1,128,342          1,059,051


   Distributions to partners                  -              (343)          (33,975)           (34,318)
   Payments received from
     former general partner               3,030                 -                 -              3,030
   Net income                                 -             1,405            26,704             28,109
                                 ---------------   --------------    --------------    ---------------

Balance, December 31, 1994              (61,137)           (4,062)        1,121,071          1,055,872

   Distributions to partners                  -              (383)          (37,890)           (38,273)

   Net income                                 -               504             9,585             10,089
                                 ---------------   ---------------   ---------------   ---------------

Balance, December 31, 1995
   (Notes 4 and 5)               $      (61,137)   $       (3,941)   $    1,092,766   $      1,027,688
                                 ==============    ==============    ===============   ===============


                          The accompanying notes are an
                  integral part of these financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                     1995              1994              1993
                                               ---------------   ---------------   ---------------
Cash flows from operating activities:
   Cash received from customers                $       192,957   $       186,954   $       168,779
   Cash paid to suppliers and service                 (140,197)         (126,586)         (142,172)
   providers
   Interest received                                       974               724               654
                                               ---------------   ---------------   ---------------

     Net cash provided by operating activities          53,734            61,092            27,261
                                               ---------------   ---------------   ---------------


Cash flows from investing activities:
   Purchase of rental property and equipment            (8,500)          (10,094)                -
                                               ---------------   ---------------   ---------------

Cash flows from financing activities:
   Distributions to limited partners                   (37,890)          (33,975)          (33,975)
   Distributions to general partner                       (383)             (343)                -
   Payments received on due from former
     general partner                                         -             3,030             3,030
                                               ---------------   ---------------   ---------------

     Net cash used in financing activities             (38,273)          (31,288)          (30,945)
                                               ---------------   --------------    ---------------

   Increase (decrease) in cash and cash
     equivalents                                         6,961            19,710            (3,684)

Cash and cash equivalents:
   Beginning                                            48,837            29,127            32,811
                                               ---------------   ---------------   ---------------

   Ending                                      $        55,798   $        48,837   $        29,127
                                               ===============   ===============   ===============

             Supplemental Schedule of Non-Cash Financing Activities

   During the year ended December 31, 1993, the Partnership offset distributions totalling $343 against amounts due from the former General Partner.

                          The accompanying notes are an
                  integral part of these financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                1995          1994          1993
                                                            -----------   -----------   ----------
Reconciliation of net income (loss) to net
   cash provided by operating activities
     Net income (loss)
     Adjustments to reconcile net income (loss) to          $   10,089   $    28,109   $   (13,369)
        net cash provided by operating activities:
          Depreciation
                                                                35,213        37,237        35,129
          Changes in assets and liabilities:
             Decrease (increase) in accounts
              receivable                                         3,300        (1,376)        2,529
             Increase (decrease) in accounts
              payable and accrued expenses                       6,104           152        (1,542)
             Increase (decrease) in unearned rent                 (972)       (3,030)        4,514
                                                            ----------    ----------    -----------
        Net cash provided by operating activities
                                                           $    53,734   $    61,092   $    27,261
                                                            ===========   ===========   ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


 1. Partnership organization:

    Armored Storage Income Investors 2 (the Partnership), was organized under the laws of the State of California pursuant to an agreement of limited partnership filed January 13, 1986, for the purpose of acquiring, developing, and operating self-service storage facilities in Phoenix, Arizona. As of December 31, 1993, the General Partner was Armored Storage, Ltd., a California Limited Partnership. Sales of the Partnership units commenced in April of 1986 as the Partnership was authorized to issue a total of 20,000 units for a total offering of $10,000,000. The
       Partnership reached its minimum funding requirement of 2,400 units of limited partnership interests on September 22, 1986, and has sold 4,210 units in total. The Partnership's offering period closed on April 3, 1987. In January 1994, Armored Management L.L.C. assumed the general partnership interest from Armored Storage, Ltd. as a result of a majority vote of the limited partners.

 2. Summary of significant accounting policies:

    Rental property and equipment:

    Rental property and equipment are stated at cost. Depreciation is provided on the straight-line method over the following estimated useful lives:

                                             Years
                                             -----

        Building                              30
        Furniture and fixtures                 5

    Rental income and accounts receivable:

    The Partnership  generates   rental   income  from   month-to-month   rental
       agreements for space at its self-storage facility on the accrual basis.

    Accounts  receivable are recorded for rental payments that are delinquent at
       year  end.  An  allowance  is  recorded  for  management's   estimate  of
       uncollectible rental receivables. After a receivable is 90 days delinquent the contents of the units are generally sold and the proceeds are used to reduce the receivable balance.

    Advertising:

    Advertising costs are charged to operations as incurred.

    Accounting estimates:

    The preparation of  financial   statements  in  conformity   with  generally
       accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Income taxes:

    The Partnership does not record a provision for income taxes as any income or loss from the Partnership is recognized by the individual partners for tax reporting purposes.

    Cash and cash equivalents:

    For reporting in the statements of cash flows, the Partnership considers all certificates of deposit and money market funds with a maturity of three months or less to be cash equivalents.

    The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

 3. Commitments and related party transactions:

    The Partnership has the following commitments at December 31, 1995:

    The Partnership entered into an  agreement  with Chris Cap  Corporation  dba
       QuestCor, Inc. (QuestCor) to manage the Partnership's self-storage facility. The term of the agreement is for one year through November, 1996, to be renewed on a month-to-month basis unless either party terminates the agreement. The agreement provides that the manager shall receive, as compensation for services, the greater of $1,000 per month or 6% of the gross cash receipts from the prior month.

    The Partnership  entered  into  an  agreement   with   QuestCor  to  provide
       administrative services to the Partnership, such as investor relations, database management (including data processing of investor subscriptions, fund distributions, ownership changes, and subscription input), accounting, preparation and coordinating the preparation of periodic regulatory reports and tax related forms. The term of the agreement is for one year through December, 1996 and shall continue on a month-to-month basis unless either party terminates the agreement. The agreement provided for payment by the Partnership to QuestCor of $2,500 per month in 1995, 1994 and 1993 as compensation for its services. Additionally, the Partnership pays QuestCor $5,000 per year for providing assistance in the annual Partnership audit. A 50% member of Armored Management, L.L.C. is also a 50% shareholder of QuestCor.

    The following are the approximate fees paid to QuestCor, Inc. for the years ended December 31, 1995, 1994 and 1993:

                                            1995         1994          1993
                                       -----------  -----------   -----------

         Property management           $    12,000  $    12,000   $   12,000
         Partnership administration         30,000       30,000       30,000
         Audit assistance                    5,000        5,000        5,000

    During the year ended December 31, 1995, the Partnership paid an affiliate of the General Partner $2,000 in direct expense reimbursements associated with a market study for the facility.

 4. Partners' equity:

    The Limited Partnership Agreement provides that profits, losses, and cash available for distribution shall be allocated as follows:

    Allocation of net income:

    Net income is to be allocated to the Limited Partners,  ninety-five  percent
       (95%) in accordance with their capital percentages and to the General Partner, five percent (5%), until such time as the Limited Partners have received in cash from all sources (other than cash available for distribution) an amount equal to one hundred percent (100%) of their capital contribution; thereafter to the Limited Partners, eighty percent (80%) in accordance with their capital percentages, and to the General Partner, twenty percent (20%).

    Allocation of net loss:

    Net losses are to be allocated to the Limited Partners, ninety-nine  percent
       (99%) in accordance with their capital percentages and to the General Partner, one percent (1%), until such time as the Limited Partners have received distributions of cash from all sources (other than cash available for distribution) in an amount equal to one hundred percent (100%) of their capital contributions; thereafter to the Limited
       Partners, eighty percent (80%) in accordance with their capital percentages and to the General partner, twenty percent (20%).

    Cash available for distribution:

    Cash available  for  distribution,  if any,  realized by or available to the
       Partnership, shall be distributed no less frequently than annually in the following percentages: (1) to the Limited Partners, ninety-five percent (95%) in accordance with their capital percentages; and (2) to the General Partner five percent (5%) subordinated to a ten percent (10%) annual cumulative noncompounded return with respect to the Limited Partners adjusted capital contributions determined as of the first day of each calendar quarter, which distribution must be made before the General Partner is entitled to participate in cash available for distribution (Limited Partners Preferred Distribution).

    Cash available for distribution is generally the Partnership's net cash flow less amounts set aside as reserves.

    If in any period the General Partner determines that Partnership working capital reserves are in excess of the amount deemed necessary for Partnership operations, such excess reserves may be distributed as cash available for distribution.

    Minimum allocation and distribution to the General Partners:

    If, at any time, the allocation and  distribution  provisions of the Limited
       Partnership Agreement do not result in the allocation or distribution to the General Partner of an aggregate of at least one percent (1%) of the item being allocated or distributed, the Limited Partnership Agreement states that the General Partner is to be allocated or distributed so much more of such item as will cause the General Partner to be allocated or distributed one percent (1%) thereof.

 5. Due from former General Partner:

    Due from former  General  Partner  (Armored  Storage,   Ltd.)  represents  a
       receivable of the Partnership for those amounts reimbursed to the former Managing General Partner for syndication fees incurred in excess of the percentage allowable by the Partnership's prospectus which was based on the total amount of limited partners' capital raised. At December 31, 1986, syndication fees of approximately $309,000 had been paid. On April 3, 1987, the offering was terminated. Based on actual units sold through the date of termination, excess syndication fees totalling approximately $113,000 were recorded as amounts due from the former General Partner. As collateral for the receivable, Armored Storage One Limited Partnership (a related partnership through common general partners) assigned its partnership interests in any proceeds or distributions from Armored Storage Income Investors Limited Partnership to Armored Storage Income Investors 2 until such time as the indebtedness is satisfied.

    During  1995,  no  distributions  were  made  from  Armored  Storage  Income
       Investors Limited Partnership to its partners and, as a result, no proceeds were assigned to reduce the due from former general partner.

 6. Property operations:

    Included in property operations are the following expenses:

                                   1995            1994             1993
                               -----------     -----------     ------------

       Accounting              $    11,520     $    11,005     $    14,302
      Advertising                    6,620           5,121           5,456
      Insurance                      2,085           2,034           2,086
      Legal                              -           3,000           8,810
      Property taxes                28,944          16,671          17,035
      Repairs and maintenance        4,150           1,335           5,400
      Utilities                      7,368           6,599           6,899
      Wages and payroll taxes       20,535          23,429          23,018