Form 10-Q
period 1996-03-31
ARMORED STORAGE INCOME INVESTORS 2
filed 1996-04-26
CIK 788078

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:                                       Commission File Number:
  March 31, 1996                                                33-2732
- -----------------                                        ----------------------

                       ARMORED STORAGE INCOME INVESTORS 2
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           California                                      93-0930503
- -------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                          3839 N. 3rd Street, Suite 108
                             Phoenix, Arizona 85012
            --------------------------------------------------------
            (Address of and zip code of principal executive offices)

                                 (602) 230-1655
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X               No
                              -----               -----

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership


                                     PART I

                              FINANCIAL INFORMATION
                              ---------------------

ITEM 1  FINANCIAL STATEMENTS                                                PAGE
- ----------------------------                                                ----


Balance Sheets                                                                3

Statements of Operations                                                      4

Statements of Cash Flows                                                      5

Notes to Unaudited Financial Statements                                       6

                       ARMORED STORAGE INCOME INVESTORS 2
                        a California Limited Partnership


                                 BALANCE SHEETS
                                   (Unaudited)


                                                  March 31,       December 31,
                                                    1996             1995
                                                -----------       -----------
ASSETS

Property
  Land                                          $   242,825       $   242,825
  Buildings                                       1,059,970         1,059,970
  Furniture and fixtures                             22,655            22,655
                                                -----------       -----------
                                                  1,325,450         1,325,450
         Less accumulated depreciation             (345,479)         (336,360)
                                                -----------       -----------
                                                    979,971           989,090

Cash and cash equivalents                            59,952            55,798
Due from former General Partner(Note 4)              61,137            61,137
Other assets                                          2,400             2,400
                                                -----------       -----------
                                                $ 1,103,460       $ 1,108,425
                                                ===========       ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                     12,663            19,600


Commitments (Note 3)

Partners' capital
  General partner                                    (3,742)           (3,941)
  Limited partners                                1,094,539         1,092,766
                                                -----------       -----------

                                                $ 1,103,460       $ 1,108,425
                                                ===========       ===========


                       See Notes to financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership


                             STATEMENT OF OPERATIONS
                                   (unaudited)


                               For the Three Months   For the Year  For the Year
                                      Ended               Ended         Ended
                               --------------------   ------------  ------------

                                 March      March       December      December
                               31, 1996    31, 1995     31, 1995      31, 1994
                               --------    --------     --------      --------

Income
  Rental                       $ 57,701   $  45,061     $ 190,029    $ 191,360
  Interest                          316         247           974          724
                               --------   ---------     ---------    ---------

                                 58,017      45,308       191,603      192,084
                               --------   ---------     ---------    ---------


Expenses
  Property Operations            24,245      22,509        96,153       76,089
  Administration                 22,681      20,926        50,148       50,649
  Amortization &
   Depreciation                   9,119       8,698        35,213       37,237
                               --------   ---------     ---------    ---------

                                 56,045      52,133       181,514      163,975
                               --------   ---------     ---------    ---------

Net Income (loss)              $  1,972   $  (6,825)    $  10,089    $ (28,109)
                               ========   =========     =========    =========


                       See notes to financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership


                             STATEMENTS OF CASH FLOW
                                   (unaudited)

                                                          For the Three Months Ended
                                                        -------------------------------
                                                        March 31, 1996   March 31, 1995
                                                        --------------   --------------

Cash Flows From Operating Activities
   Cash received from customers                           $  57,701         $  45,061
         Cash paid to suppliers                             (53,863)          (47,269)
         Interest received                                      316               247
                                                          ---------         ---------

         Net cash provided by operating activities        $   4,154            (1,961)
                                                          ---------         ---------

Cash Flows From Investing Activities                           -                 -
                                                          ---------         ---------

Cash Flows From Financing Activities
         Distributions to partners                             -                 -
                                                          ---------         ---------

         Net cash used in financing activities                 -                 -
                                                          ---------         ---------

Increase (decrease) in cash                               $   4,154         $  (1,961)
Cash and cash equivalents:
         Beginning                                           55,798            48,837
                                                          ---------         ---------

         Ending                                           $  59.952         $  46,876
                                                          =========         =========


Reconciliation Of Net Income (Loss) To Net Cash
Provided By Operating Activities:
         Net income (loss)                                $   1,972         $  (5,112)
         Adjustments to reconcile net income (loss)
           to net cash provided by
           operating activities:
           Depreciation and amortization                      9,119             8,698
         Change in assets and liabilities:
           Increase (decrease) in accounts payable           (6,937)           (3,834)
                                                          ---------         ---------

         Net cash provided by operating activities        $   4,154         $  (1,961)
                                                          =========         =========

                       See Notes to Financial Statements.

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                          NOTES OF FINANCIAL STATEMENTS
                                 March 31, 1996


NOTE 1:  Partnership Organization
         Armored Storage Income Investors 2 ("the Partnership") was organized under the laws of the State of California pursuant to an agreement of limited partnership filed January 13, 1986, for the purpose of acquiring, developing and operating self-service storage facilities. The Partnership was authorized to issue a total of 20,000 units for a total offering of $10,000,000. Sales of the Partnership units commenced in April of 1986. The Partnership reached its minimum funding requirement of 2,400 units of limited partnership interests on
         September 22, 1986, and has sold 4,210 units in total. The Partnership's offering period closed on April 3, 1987.

NOTE 2:  Summary of Significant Accounting Policies

         Property and equipment:
                  Property  and  equipment  is stated at cost.  Depreciation  is computed principally by the straight-line method over the following estimated useful lives:
                                                                Years
                                                                -----
                    Building                                      30
                    Furniture and Fixtures                         5

                  Interest, real estate taxes and other costs including acquisition fees related directly to properties under long-term development contracts were capitalized. Costs were not capitalized beyond net realizable value. Costs related to operating properties are expensed as incurred.

         Rental income:
                  The Partnership receives rental income from its existing self-storage facility. All rental agreements are for month-to-month tenancy. Rental income is recognized on the accrual basis in accordance with generally accepted accounting principles.

         Income taxes:
                  The Partnership does not record a provision for income taxes, since Federal and state income tax regulations provide that any taxes on income of a Partnership are payable by the partners as individuals. The Partnership's tax returns are prepared on the accrual basis.

         Syndication fees:
                  Syndication fees are those expenses incurred in the issuing and marketing of partnership interests. These expenses include broker and registration fees, legal fees, tax and accounting fees, and printing costs. These fees are not amortizable and are presented as a reduction in partners' capital in the financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                          NOTES OF FINANCIAL STATEMENTS
                                 March 31, 1996


NOTE 2.  Summary of Significant Accounting Policies, continued

         Organization costs:
                  Organization costs which are included in other assets consist of legal fees incident to the creation of the Partnership, accounting fees for establishing an accounting system and filing fees. These costs are being amortized using the straight-line method over 60 months.

         Cash and cash equivalents:
                  For  purposes  of  reporting  cash  flows,   the   Partnership
                  considers all money market funds to be cash equivalents.

         Unaudited financial statements:
                  The financial statements for the three months ended March 31, 1996 are unaudited, however, in management's opinion they include all adjustments necessary for a fair statement of the results of operations for such interim periods. The interim period results of operations are not necessarily indicative of results for a full year.

NOTE 3: Commitments

         The partnership has the following commitments:
         (a) The Partnership entered into an agreement with QuestCor, Inc. on November 1, 1989, to manage the Partnership's self-storage facility. The term of the agreement is for one year and shall be renewed from year to year unless and until either party terminates the agreement. The agreement provides that the manager shall receive, as compensation for services, 6% of the actual gross cash receipts.

         (b) The Partnership also entered into an agreement with QuestCor, Inc. for the management of the Partnership's accounting, securities reporting, database and investor relations activities. The term of the agreement is for one year and shall be renewed from year to year unless and until either party terminates the agreement. The agreement provides for a flat fee of $2,500 per month as compensation for administrative services.

         (c) The Partnership reimburses the General Partner for the costs of goods and materials used by and for the Partnership and administrative services necessary to the operation of the Partnership.

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                          NOTES OF FINANCIAL STATEMENTS
                                 March 31, 1996


NOTE 4:           Due From Former General Partner

                  Due from former General Partner represents a receivable to the Partnership for those amounts reimbursed to the former Managing General Partner for syndication fees incurred in excess of the percentage allowable by the Partnership's prospectus with respect to the total amount of limited partners capital raised. On April 3, 1987 the offering was terminated. Based on actual units sold through the date of termination, it was determined by the General Partner that too much had been paid to the former Managing General Partner. The excess, which amounted to $93,438, has been reclassified to due from former General Partner. At March 31, 1996 the balance due from former General Partner was $61,137.

PART I.  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

         The Partnership has one operating facility located in Phoenix, Arizona. The Partnership's facility generated an aggregate gross operating revenue of $57,701 during the first three months of 1996 compared to $45,061 during the first three months of 1995. The facility reached an occupancy level of 96% at the end of March 1996, similar to the prior year.

         Operating expenses through March 31, 1996 were $22,245 compared to $22,509 for 1995. Administrative expenses for 1996 were $22,681 opposed to $20,926 in 1995.

         Financial results reflect a slightly strengtening Arizona economy. Occupancies have ranged from 89% to 96% over the past year with summer typically showing higher rental activity. The Partnership continues to upgrade the property in an effort to attract tenants. Both income and expenses are expected to remain fairly stable throughout 1996 and overall results from operations are projected to be somewhat stronger than 1995.

Liquidity and Capital Resources

         As of March 31, 1996, the Partnership held cash and cash equivalents totaling $59,952 as compared to $46,870 for the corresponding quarter of 1995.

                                     PART II

                                OTHER INFORMATION
                                -----------------


Item 1:           Legal Proceedings:
- -------           ------------------

                  Not applicable.

Item 2:           Changes in securities:
- -------           ----------------------

                  Not applicable.

Item 3:           Defaults Upon Senior Securities:
- -------           --------------------------------

                  Not applicable.

Item 4:           Submission of Matters to a Vote of Security Holders:
- -------           ----------------------------------------------------

                  Not applicable.

Item 5:           Other information:
- -------           ------------------

                  Not applicable.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ARMORED STORAGE INCOME INVESTORS 2
                                                (Registrant)

                                      By:  Armored Management L.L.C.
                                           Its General Partner


                                           By:  /s/ Dale D. Ulrich
                                              ---------------------
                                              Dale D. Ulrich, Member


                                           Dated:    4/24/96
                                                 --------------