Form 10-Q
period 1996-06-30
ARMORED STORAGE INCOME INVESTORS 2
filed 1996-07-29
CIK 788078

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:                                       Commission File Number:
  June 30, 1996                                                33-2732
- ------------------                                       -----------------------

                      ARMORED STORAGE INCOME INVESTORS 2
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           California                                      93-0930503
- -------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                          3839 N. 3rd Street, Suite 108
                             Phoenix, Arizona 85012
            --------------------------------------------------------
            (Address of and zip code of principal executive offices)

                                 (602) 230-1655
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X            No
                              -------           --------

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership


                                     PART I

                              FINANCIAL INFORMATION
                              ---------------------

ITEM 1  FINANCIAL STATEMENTS                                               PAGE
- ------  --------------------                                               ----

Balance Sheets                                                               3

Statements of Operations                                                     4

Statements of Cash Flows                                                     5

Notes to Unaudited Financial Statements                                      6

                       ARMORED STORAGE INCOME INVESTORS 2
                        a California Limited Partnership


                                 BALANCE SHEETS
                                   (Unaudited)


                                                    June 30,         June 30,
                                                      1996             1995
                                                ------------       -----------
ASSETS

Property
  Land                                           $   242,825       $   242,825
  Buildings                                        1,059,970         1,059,970
  Furniture and fixtures                              22,656            22,656
                                                 -----------       -----------
                                                   1,325,451         1,325,451
         Less accumulated depreciation               354,598           318,543
                                                 -----------       -----------
                                                     970,853         1,006,908

Cash and cash equivalents                             83,777            61,144
Other assets                                           2,400             5,700
                                                 -----------       -----------
                                                 $ 1,057,030       $ 1,073,752
                                                 ===========       ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                      20,088            15,124


Commitments (Note 3)

Partners' capital
  General partner                                     (3,696)           (4,035)
  Limited partners                                 1,101,775         1,123,800
  Less amount due from
    general partner                                  (61,137)          (61,137)
                                                 -----------       -----------

                                                 $ 1,057,030       $ 1,073,752
                                                 ===========       ===========


                       See Notes to financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership


                             STATEMENT OF OPERATIONS
                                   (unaudited)


                            For the  Six  Months      For the Year  For the Year
                                  Ended                  Ended          Ended
                          ---------------------       ------------  ------------
                             June        June           December      December
                           30, 1996    30, 1995         31, 1995      31, 1994
                          ---------   ---------       ------------  ------------

Income
  Rental                  $110,178    $  94,436        $ 190,029     $ 191,360
  Interest                     690          486              974           724
                          --------    ---------        ---------     ---------

                           110,868       94,922          191,603       192,084
                          --------    ---------        ---------     ---------


Expenses
  Property Operations       49,729       40,700           96,143        76,089
  Administration            33,649       34,074           50,148        50,649
  Amortization &
   Depreciation             18,238       17,396           35,213        37,237
                          --------    ---------        ---------     ---------

                           110,616       92,170          181,514       163,975
                          --------    ---------        ---------     ---------

Net Income                $  9,252    $   2,752        $  10,089     $  28,109
                          ========    =========        =========     =========


                       See notes to financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership


                             STATEMENTS OF CASH FLOW
                                   (unaudited)


                                                      For the Six Months Ended
                                                    ----------------------------
                                                    June 30, 1996  June 30, 1995
                                                    -------------  -------------
Cash Flows From Operating Activities
   Cash received from customers                       $ 110,178       $  94,436
   Cash paid to suppliers                                82,889         (74,117)
   Interest received                                        690       $     486
                                                      ---------       ---------

   Net cash provided by operating activities          $  27,979       $  20,805
                                                      ---------       ---------

Cash Flows From Investing Activities
   Property additions                                 $    -          $  (8,500)
                                                      ---------       ---------

   Net cash used in investing activities              $    -          $  (8,500)
                                                      ---------       ---------

Cash Flows From Financing Activities
   Distributions to partners                          $    -          $    -
                                                      ---------       ---------

   Net cash used in financing activities              $    -          $    -
                                                      ---------       ---------

Increase (decrease) in cash                           $  27,979       $  12,305
Cash and cash equivalents:
   Beginning                                             55,798          48,839
                                                      ---------       ---------

   Ending                                             $  83,777       $  61,144
                                                      ---------       ---------


Reconciliation Of Net Income (Loss) To Net Cash
Provided By Operating Activities:
   Net income (loss)                                  $   9,252       $   2,752
   Adjustments to reconcile net income (loss)
     to net cash provided by
     operating activities:
     Depreciation and amortization                       18,238          17,396
   Change in assets and liabilities:
     Increase (decrease) in accounts payable                489             657
                                                      ---------       ---------

   Net cash provided by operating activities          $  27,979       $  20,805
                                                      =========       =========


                       See Notes to Financial Statements.

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                          NOTES OF FINANCIAL STATEMENTS
                                  June 30, 1996


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

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                          NOTES OF FINANCIAL STATEMENTS
                                  June 30, 1996


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

         Unaudited financial statements:
                  The financial statements for the six months ended June 30, 1996 are unaudited, however, in management's opinion they include all adjustments necessary for a fair statement of the results of operations for such interim periods. The interim period results of operations are not necessarily indicative of results for a full year.

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

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                          NOTES OF FINANCIAL STATEMENTS
                                  June 30, 1996



NOTE 4:           Due From Former General Partner

                  Due from former General Partner represents a receivable to the Partnership for those amounts reimbursed to the former Managing General Partner for syndication fees incurred in excess of the percentage allowable by the Partnership's prospectus with respect to the total amount of limited partners capital raised. On April 3, 1987 the offering was terminated. Based on actual units sold through the date of termination, it was determined by the General Partner that too much had been paid to the former Managing General Partner. The excess, which amounted to $93,438, has been reclassified to due from former General Partner. At June 30, 1996 the balance due from former General Partner was $61,137.

PART I.  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

         The Partnership has one operating facility located in Phoenix, Arizona. The Partnership's facility generated an aggregate gross operating revenue of $110,178 during the first six months of 1996 compared to $94,436 during the first six months of 1995. The facility reached an occupancy level of 97% at the end of June, 1996, similar to the prior year.

         Operating expenses through June 30, 1996 were $49,729 compared to $40,700 for 1995. A significant increase in the property tax rate was responsible for most of this increase. Administrative expenses for 1996 were $33,649 opposed to $34,074 in 1995.

         Financial results reflect a pickup in Arizona economy. Occupancies have ranged from 92% to 98% over the past year with summer typically showing higher rental activity. The Partnership continues to upgrade the property in an effort to attract tenants. Both income and expenses are expected to remain fairly stable throughout 1996 and overall results from operations are projected to be somewhat improved over 1995.

Liquidity and Capital Resources

         As of June 30, 1996, the Partnership held cash and cash equivalents totaling $83,777 as compared to $61,144 for the corresponding quarter of 1995.

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


                                             ARMORED STORAGE INCOME INVESTORS 2
                                                       (Registrant)

                                             By:  Armored Management L.L.C.
                                                  Its General Partner


                                                  By:  /s/ Dale D. Ulrich
                                                     ------------------------
                                                       Dale D. Ulrich, Member


                                                  Dated: 7/24/96
                                                        --------------