Form 10-Q
period 1996-09-30
ARMORED STORAGE INCOME INVESTORS 2
filed 1996-11-12
CIK 788078

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:                                       Commission File Number:
September 30, 1996                                              33-2732
------------------                                       -----------------------

                       ARMORED STORAGE INCOME INVESTORS 2
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           California                                      93-0930503
-------------------------------                ---------------------------------
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

ITEM 1  FINANCIAL STATEMENTS                                              PAGE
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

                       ARMORED STORAGE INCOME INVESTORS 2
                        a California Limited Partnership


                                 BALANCE SHEETS
                                   (Unaudited)


                                               September 30,       September 30,
                                                   1996                1995
                                               -------------       -------------
ASSETS

Property
  Land                                         $   242,825         $   242,825
  Buildings                                      1,068,145           1,059,970
  Furniture and fixtures                            22,656              22,655
                                               -----------         -----------
                                                 1,333,626           1,325,450
         Less accumulated depreciation             363,717             327,241
                                               -----------         -----------
                                                   969,909             998,209

Cash and cash equivalents                           55,634              49,109
Other assets                                         2,400               5,700
                                               -----------         -----------
                                               $ 1,027,943         $ 1,053,018
                                               ===========         ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                    12,671              27,174


Commitments (Note 3)

Partners' capital
  General partner                                   (3,050)             (3,984)
  Limited partners                               1,075,671           1,090,965
  Less amount due from
    general partner                                (57,349)            (61,137)
                                               -----------         -----------

                                               $ 1,027,943         $ 1,053,018
                                               ===========         ===========


                       See notes to financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership


                             STATEMENT OF OPERATIONS
                                   (unaudited)


                               For the Nine  Months  For the Year  For the Year
                                      Ended              Ended        Ended
                               --------------------  ------------  ------------

                               September  September     December     December
                               30, 1996   30, 1995      31, 1995     31, 1994
                              ---------   ---------     --------     --------

Income
  Rental                      $167,069   $ 143,306     $ 190,029    $ 191,360
  Interest                       1,126         766           974          724
                              --------   ---------     ---------    ---------

                               168,195     144,072       191,603      192,084
                              --------   ---------     ---------    ---------


Expenses
  Property Operations           72,660      70,644        96,143       76,089
  Administration                41,858      39,477        50,148       50,649
  Amortization &
   Depreciation                 27,357      26,094        35,213       37,237
                              --------   ---------     ---------    ---------

                               141,875     136,215       181,514      163,975
                              --------   ---------     ---------    ---------

Net Income (loss)             $ 26,320   $    7,857    $  10,089    $  28,109
                              ========   ==========    =========    =========


                       See notes to financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership


                             STATEMENTS OF CASH FLOW
                                   (unaudited)


                                              For the Nine Months Ended
                                        --------------------------------------

                                        September 30, 1996  September 30, 1995
                                        ------------------  ------------------

Cash Flows From Operating Activities
   Cash received from customers                  $ 167,069          $ 143,306
   Cash paid to suppliers                         (121,064)           (97,415)
   Interest received                                 1,126          $     766
                                                 ---------          ---------

   Net cash provided by operating activities     $  47,131          $  46,657
                                                 ---------          ---------

Cash Flows From Investing Activities
   Property additions                            $  (8,175)         $  (8,500)
                                                 ---------          ---------

   Net cash used in investing activities         $  (8,175)         $  (8,500)
                                                 ---------          ---------

Cash Flows From Financing Activities
   Distributions to partners                     $ (42,908)         $ (37,887)
   Payment on general partner receivable             3,788              -0-
                                                 ---------          ---------

   Net cash used in financing activities         $ (39,120)         $ (37,887)
                                                 ---------          ---------

Increase (decrease) in cash                      $    (164)         $     270
Cash and cash equivalents:
   Beginning                                        55,798             48,839
                                                 ---------          ---------

   Ending                                        $  55,634          $  49,109
                                                 =========          =========


Reconciliation Of Net Income (Loss) To Net Cash
Provided By Operating Activities:
   Net income (loss)                             $  26,320          $   7,857
   Adjustments to reconcile net income (loss)
     to net cash provided by
     operating activities:
     Depreciation and amortization                  27,357             26,094
   Change in assets and liabilities:
     Increase (decrease) in accounts payable        (6,546)           (12,706)
                                                 ---------          ---------

   Net cash provided by operating activities     $  47,131          $  46,657
                                                 =========          =========

                       See Notes to Financial Statements.

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                          NOTES OF FINANCIAL STATEMENTS
                               September 30, 1996


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

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                          NOTES OF FINANCIAL STATEMENTS
                               September 30, 1996


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

         Unaudited financial statements:
                  The financial statements for the nine months ended September 30, 1996 are unaudited, however, in management's opinion they include all adjustments necessary for a fair statement of the results of operations for such interim periods. The interim period results of operations are not necessarily indicative of results for a full year.

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

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                          NOTES OF FINANCIAL STATEMENTS
                               September 30, 1996





NOTE 4:   Due From Former General Partner

                  Due from former General Partner represents a receivable to the Partnership for those amounts reimbursed to the former Managing General Partner for syndication fees incurred in excess of the percentage allowable by the Partnership's prospectus with respect to the total amount of limited partners capital raised. On April 3, 1987 the offering was terminated. Based on actual units sold through the date of termination, it was determined by the General Partner that too much had been paid to the former Managing General Partner. The excess, which amounted to $93,438, has been reclassified to due from former General Partner. At September 30, 1996 the balance due from former General Partner was $57,349.

PART I.  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

         The Partnership has one operating facility located in Phoenix, Arizona. The Partnership's facility generated an aggregate gross operating revenue of $167,069 during the first nine months of 1996 compared to $143,306 during the first nine months of 1995. The facility reached an occupancy level of 94% at the end of September, 1996, down from 98% a year ago.

         Operating expenses through September 30, 1996 were $72,660 compared to $70,644 for 1995. Administrative expenses for 1996 were $41,858 opposed to $39,477 in 1995.

         Financial results reflect a pickup in Arizona economy. Occupancies have ranged from 92% to 98% over the past year with summer typically showing higher rental activity. The Partnership continues to upgrade the property and has increased rental rates as a result. Both income and expenses are expected to remain fairly stable throughout 1996 and overall results from operations are projected to be significantly improved over 1995.

Liquidity and Capital Resources

         As  of  September  30,  1996,  the  Partnership   held  cash  and  cash
equivalents totaling $55,634 as compared to $49,109 for the corresponding quarter of 1995.

                                     PART II

                                OTHER INFORMATION
                                -----------------


Item 1:      Legal Proceedings:
-------      ------------------

             Not applicable.

Item 2:      Changes in securities:
-------      ----------------------

             Not applicable.

Item 3:      Defaults Upon Senior Securities:
-------      --------------------------------

             Not applicable.

Item 4:      Submission of Matters to a Vote of Security Holders:
-------      ----------------------------------------------------

             Not applicable.

Item 5:      Other information:
-------      ------------------

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


                                         ARMORED STORAGE INCOME INVESTORS 2
                                                 (Registrant)

                                         By:  Armored Management L.L.C.
                                              Its General Partner


                                         By:  /s/ Dale D. Ulrich
                                            --------------------
                                            Dale D. Ulrich, Member


                                         Dated:  11/8/96
                                              ------------