Form 10-K405
period 1996-12-31
ARMORED STORAGE INCOME INVESTORS 2
filed 1997-03-25
CIK 788078

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

 X       ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
----     EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended   December 31, 1996
                         ------------------------
                                       OR

---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from_________________   to__________________

Commission file number:  33-2732
                      -----------------

ARMORED STORAGE INCOME INVESTORS 2 (a California Limited Partnership)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       California                                        93-0930503
-------------------------------------        -----------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

 3839 N. 3rd St., Ste. 108, Phoenix, Arizona                  85012
 -------------------------------------------    --------------------------------
 (Address of principal executive office)                    (Zip Code)
Registrant's telephone number, including area code:  (602) 230-1655
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchange on which registered
        None                                            None
---------------------------------    -------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

       Limited Partnership Units
-------------------------------------------------------------
          (Title of Class)

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
  X
--------
  Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---
  As of March 1, 1997, 4210 Limited Partnership Units were outstanding. Such limited Partnership Units were sold at $500 per Unit. However, no market for the Limited Partnership Units of the Registrant exists and therefore the aggregate market value of the Units held by non-affiliates of the Registrant is not determinable.

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

(b)  Financial Information About Industry Segments
     ---------------------------------------------

The Registrant operates in only one industry segment, the acquisition, development, operation and holding for investment of self-storage facilities. Information relating to the Registrant's revenues, operating profit (loss) and identifiable assets attributable thereto for the fiscal year ended December 31, 1996 is set forth under Item 8 below.

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

Markets and Competition.
------------------------
The metropolitan Phoenix market has one of the greatest saturations of storage facilities per capita in the country. This increased competition has required delaying anticipated rental increases which may reduce availability of cash distributions. To meet the competition, the Registrant is, and intends to continue, taking steps to maximize efficient operations and to differentiate its facilities from the competition.

General Risks of Real Estate Ownership.
---------------------------------------
The Registrant's investments are subject to the risks generally incident to the ownership of real property. These risks include the uncertainty of cash flow to meet fixed obligations, adverse changes in national economic conditions, changes in the relative demand for space in the locale of the facility (and thus the relative price which can be charged), adverse local market conditions due to changes in general or local economic conditions or neighborhood values, changes in interest rates and in the availability, cost and terms of mortgage funds, the financial condition of tenants and sellers of properties, changes in real estate tax rates and other operating expenses, governmental rules and fiscal policies including possible proposals for rent controls, as well as acts of God, uninsured losses and other factors.

Seasonality. The business of the Registrant is not generally subject to seasonal
------------
variations.

Employees.   The Registrant has no full-time employees.
----------

(d) Financial Information About Foreign and Domestic Operations and Export Sales
    ----------------------------------------------------------------------------

The registrant does not derive any revenue from foreign operations or export sales.

Item 2.  Description of Property
         -----------------------

The Partnership owns one self-storage facility located in Phoenix, Arizona.

Washington Street
-----------------
The Registrant's self-storage facility is located at 3036 E. Washington Street, Phoenix, Arizona, in the central part of the city, with close proximity to Sky Harbor International Airport and the downtown business center. The facility, which consists of both one and two level storage buildings, is approximately 44,000 gross square feet, built on approximately 1.82 acres of land. The property was acquired on December 23, 1986, for a total purchase price of $1,122,000, including a note payable of $402,122 at 10.5% per annum interest, secured by a deed of trust and assignment of rents. This note was repaid in 1987. The facility was approximately 10 years old at the time of the Registrant's purchase, and had maintained an occupancy level averaging 90% for the past several years. As of January 31, 1997 the facility was 95% occupied.

Item 3.  Legal Proceedings.
         ------------------

The registrant is not subject to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None


                                     PART II

Item 5.   Market for the Registrant's  Common Equity and Related Security Holder
          ----------------------------------------------------------------------
          Matters
          -------

(a) Market Information. No market for Limited Partnership Units exists or is expected to develop.

(b) Holders. The approximate number of holders of the Registrant's Limited Partnership Units as of the close of business on December 31, 1996 was 337.

(c) Dividends. During the years ended December 31, 1991, through 1996, the Partnership made distributions of cash to the limited partners. The source of these distributions were as follows:
                   1991      1992      1993      1994      1995     1996
                 --------  --------  --------  --------  --------  ------
From net income  $   -0-   $ 10,502  $   -0-   $ 26,704  $  9,585  $ 39,914
From partners'
 capital           33,975    23,481    33,975     7,271    28,305     2,186
                 --------  --------  --------  --------  --------  --------

                 $ 33,975  $ 33,983  $ 33,975  $ 33,975  $ 37,890  $ 42,100
                 ======================================  ========  ========

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

                                                  For the Period
                        From Inception
                         Jan  1, 1991  Jan 1, 1992   Jan 1, 1993   Jan 1, 1994
Statement of Income         Thru           Thru         Thru           Thru
Information:             Dec 31, 1991  Dec 31, 1992  Dec 31, 1993  Dec 31, 1994
                         ------------  ------------  ------------  ------------

Total Revenues           $  174,295    $  178,981    $  168,868    $   192,084
Net Income  Loss)        $   (3,944)   $   11,055    $  (13,369)   $    28,109
Net Income (Loss) Per
Limited Partnership Unit $     (.93)   $     2.49    $    (3.14)   $      6.34

                         Jan  1, 1995  Jan  1, 1996
                             Thru          Thru
                         Dec 31, 1995  Dec 31, 1996
                         ------------  ------------

Total Revenues           $   191,603   $   222,536
Net Income (Loss)        $    10,089   $    42,015
Net Income (Loss) Per
Limited Partnership Unit $      2.28   $      9.48


Balance Sheet            As of         As of         As of          As of
Information:             Dec 31, 1991  Dec 31, 1992  Dec 31, 1993   Dec 31, 1994
                         ------------  ------------  ------------   ------------

Total Assets             $1,145,802    $1,117,739    $1,076,397     $1,070,340
Long-Term Debt           $      -0-    $      -0-    $      -0-     $      -0-
Partners' Capital        $1,123,515    $1,103,365    $1,059,051     $1,055,872
Distributions Per Unit   $     8.07    $     8.07    $     8.07     $     8.07

                         As of         As of
                         Dec 31, 1995  Dec 31, 1996
                         ------------  ------------

Total Assets             $1,047,288    $1,051,247
Long-Term Debt           $      -0-    $      -0-
Partners' Capital        $1,027,688    $1,030,966
Distributions Per Unit   $     9.00    $    10.00

Item 7.   Management's  discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations
          ---------------------

(a)(1) and (a)(2)  Liquidity and Capital Resources
                   -------------------------------

The Registrant was organized in January, 1986 and its offering of Limited Partnership Units was declared effective April 13, 1986. The Registrant raised $2,105,000 during the offering period.

The cash balance at December 31, 1996 of $87,874 will be used primarily as working capital reserves and, when appropriate, for distributions to the Limited Partners. Capital resources will only increase during the coming year as a result of a corresponding increase rental activity.

The registrant has acquired and developed all of its properties, therefore, no significant additional outlays of funds are expected beyond those items already budgeted.

(a)(3)  Results of Operations
        ---------------------

Rental income for 1996 was substantially higher than in 1995. An increase in rental rates and an improvement in collections were primarily responsible. The Washington Street facility maintained an overall occupancy level of approximately 95%. During the year occupancy ranged from 88% to 97%. Occupancy at December 31, 1996 was 95%.

Expenses relating to property operations were nearly identical to 1995. Partnership administration expenses as well were similar to 1995.

The registrant anticipates that rental income in 1997 will be similar to 1996. Our market studies indicate that our rates are competitive and future rent increases will be made on a selective basis. Expenses for 1997 should be slightly more than in 1996 unless unforeseen circumstances occur.

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

Item 8:  Financial Statements and Supplementary Data.
         --------------------------------------------

See Index to Financial Statements and Schedules attached hereto.

Item 9.   Changes  In and  Disagreements  With  Accountants  on  Accounting  and
          ----------------------------------------------------------------------
          Financial Disclosures
          ---------------------

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

(a)       Identification of Directors
          ---------------------------

Carl R.  Spiekerman  and Dale D.  Ulrich  are the  managing  members  of Armored
Management L.L.C. Mr. Spiekerman, 53, is the sole shareholder and Chief Executive Officer of The Environmental Group, Inc., a Phoenix based real estate development firm. Mr. Spiekerman holds a Bachelor's Degree from the University of Puget Sound, Tacoma, Washington, and a Master's Degree from the University of Washington. Mr. Ulrich, 43, is a C.P.A. and a shareholder of QuestCor Inc. He is also a panel trustee for the District of Arizona Bankruptcy Court and former president of the Arizona Society of CPA's. Mr. Ulrich graduated from Marquette University, Milwaukee, Wisconsin.


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

(c)       Significant Employees  None
          ---------------------

(d)       Family Relationships   None
          --------------------

(e)       Legal Proceedings      None
          -----------------

Item 11. Executive Compensation
         ----------------------
The General Partner, and its affiliates, earned fees, commissions, and expense reimbursements, as permitted in the Limited Partnership Agreement, as follows:

                            For the Year Ended:          12/31/96      12/31/95       12/31/94
                                                         --------      --------       --------
Direct expenses relating to administration of the
Partnership which were reimbursed or are to be
reimbursed to the Managing General Partner, or
affiliates thereof                                       None           $2000           None

General Partner's distributive share of
cash available for distribution                          425(1)           383            343

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

As of December 31, 1996 Dale D. Ulrich, one of the members of the managing general partners, owns 39 limited partnership units constituting less than 1% of the total outstanding units.

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

During the years ended December 31, 1996, 1995 and 1994 QuestCor, Inc. was paid the following fees:

                              1996      1995      1994
                             -------   -------   -------

Property management          $13,313   $12,179   $12,045

Partnership administration   $30,000   $30,000   $30,000

Audit assistance             $ 5,000   $ 5,000   $ 5,000


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a)(1) and (a)(2) List of Financial  Statements  and Schedules as a Part of this
                  --------------------------------------------------------------
                  Report
                  ------
Report of Independent Certified Public Accountants
FINANCIAL STATEMENTS
         Balance sheet
         Statement of operations
         Statement of changes in partners' equity
         Statement of cash flows
         Notes to financial statements


(a)(3)            List of Exhibits Filed as Part of this Report  None
                  ---------------------------------------------

(b)               Reports on Form 8-K                None
                  -------------------

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ARMORED STORAGE INCOME INVESTORS 2
                                        LIMITED PARTNERSHIP

                                        By:      Armored Management, L.L.C.

                                        Its:     General partner



Dated: 3/21/97                          By: /s/ Carl R. Spiekerman
       --------------------                -------------------------------------
                                           Carl R. Spiekerman, Member


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity on the date indicated.

         Signature                      Title                         Date
         ---------                      -----                         ----


/s/ Carl R. Spiekerman        Member of Armored Management            3/21/97
--------------------------    L.L.C., general partner            ---------------
   Carl R. Spiekerman

                       ARMORED STORAGE INCOME INVESTORS 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

                       ARMORED STORAGE INCOME INVESTORS 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1996








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

To the Partners of
Armored Storage Income Investors 2
Phoenix, Arizona


                          INDEPENDENT AUDITOR'S REPORT

           We have audited the accompanying balance sheets of Armored Storage Income Investors 2 (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Armored Storage Income Investors 2 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.





TOBACK CPAs, P.C.
Phoenix, Arizona
February 4, 1997

                       ARMORED STORAGE INCOME INVESTORS 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995


                                     ASSETS

                                                      1996             1995
                                                  -------------    ------------
Rental property and equipment:
    Land                                          $     242,825    $    242,825
    Building                                          1,068,145       1,059,970
    Furniture and fixtures                               22,655          22,655
                                                  -------------    ------------
                                                      1,333,625       1,325,450
    Less accumulated depreciation                      (371,852)       (336,360)
                                                  -------------    ------------

                                                        961,773         989,090

Cash and cash equivalents                                87,874          55,798
Accounts receivable, net of allowance
    of $1,600 and $2,400                                  1,600           2,400
                                                  -------------    ------------

           Total assets                           $   1,051,247    $  1,047,288
                                                  =============    ============

                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses             $      15,281    $     15,231

Unearned rent                                             5,000           4,369
                                                  -------------    ------------

    Total liabilities                                    20,281          19,600
                                                  -------------    ------------

Commitments (Note 3)

Partners' equity (Note 4):
    General partner                                      (2,265)         (3,941)
    Limited partners; 4,210 units outstanding         1,090,580       1,092,766
                                                  -------------    ------------
                                                      1,088,315       1,088,825
    Less amount due from former
       general partner (Note 5)                         (57,349)        (61,137)
                                                  -------------    ------------
                                                      1,030,966       1,027,688
                                                  -------------    ------------

           Total liabilities and partners' equity $   1,051,247    $  1,047,288
                                                  =============    ============


                          The accompanying notes are an
                  integral part of these financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                1996       1995       1994
                                              --------   --------   --------

Rental income                                 $221,032   $190,629   $191,360
Interest income                                  1,504        974        724
                                              --------   --------   --------

                                               222,536    191,603    192,084
                                              --------   --------   --------

Expenses:
    Property operations                         95,154     96,153     76,089
    Partnership
      administration (Note 3)                   49,875     50,148     50,649
    Depreciation                                35,492     35,213     37,237
                                              --------   --------   --------

                                               180,521    181,514    163,975
                                              --------   --------   --------

Net income                                    $ 42,015   $ 10,089   $ 28,109
                                              ========   ========   ========

Net income allocated to
    general partner                           $  2,101   $    504   $  1,405

Net income allocated to
    limited partners                            39,914      9,585     26,704
                                              --------   --------   --------

Net income                                    $ 42,015   $ 10,089   $ 28,109
                                              ========   ========   ========

Net income allocated to
    limited partners per limited
    partnership unit (Note 4)                 $   9.48   $   2.28   $   6.34
                                              ========   ========   ========

Distributions per
    limited partnership unit                  $  10.00   $   9.00   $   8.07
                                              ========   ========   ========

Number of limited partnership
    units outstanding                            4,210      4,210      4,210
                                              ========   ========   ========

                          The accompanying notes are an
                  integral part of these financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                   Amount due
                                   from former
                                     general        General        Limited
                                     partner        partner        partners        Total
                                   -----------    -----------    -----------    -----------
Balance, December 31, 1993         $   (64,167)        (5,124)     1,128,342      1,059,051

   Distributions to partners              --             (343)       (33,975)       (34,318)
   Payments received from former
      general partner                    3,030           --             --            3,030
   Net income                             --            1,405         26,704         28,109
                                   -----------    -----------    -----------    -----------

Balance, December 31, 1994             (61,137)        (4,062)     1,121,071      1,055,872

   Distributions to partners              --             (383)       (37,890)       (38,273)
   Net income                             --              504          9,585         10,089
                                   -----------    -----------    -----------    -----------

Balance, December 31, 1995             (61,137)        (3,941)     1,092,766      1,027,688

   Distributions to partners              --             (425)       (42,100)       (42,525)
   Payments received from former
      general partner                    3,788           --             --            3,788
   Net income                             --            2,101         39,914         42,015
                                   -----------    -----------    -----------    -----------

Balance, December 31, 1996         $   (57,349)   $    (2,265)   $ 1,090,580    $ 1,030,966
                                   ===========    ===========    ===========    ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                            1996         1995         1994
                                                          ---------    ---------    ---------
Cash flows from operating activities:
   Cash received from customers                           $ 222,463    $ 192,957    $ 186,954
   Cash paid to suppliers and service providers            (144,979)    (140,197)    (126,586)
   Interest received                                          1,504          974          724
                                                          ---------    ---------    ---------

      Net cash provided by operating activities              78,988       53,734       61,092
                                                          ---------    ---------    ---------

Cash flows from investing activities:
   Purchase of rental property and equipment                 (8,175)      (8,500)     (10,094)
                                                          ---------    ---------    ---------

Cash flows from financing activities:
   Distributions to limited partners                        (42,100)     (37,890)     (33,975)
   Distributions to general partner                            (425)        (383)        (343)
   Payments received on due from former general partner
                                                              3,788         --          3,030
                                                          ---------    ---------    ---------

      Net cash used in financing activities                 (38,737)     (38,273)     (31,288)
                                                          ---------    ---------    ---------

   Increase in cash and cash equivalents                     32,076        6,961       19,710

Cash and cash equivalents:
   Beginning                                                 55,798       48,837       29,127
                                                          ---------    ---------    ---------

   Ending                                                 $  87,874    $  55,798    $  48,837
                                                          =========    =========    =========

                          The accompanying notes are an
                  integral part of these financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                            1996       1995        1994
                                                        --------   --------    --------
Reconciliation of net income to net cash provided
by operating activities
      Net income                                        $ 42,015   $ 10,089    $ 28,109
      Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation                                  35,492     35,213      37,237
            Changes in assets and liabilities:
               Decrease (increase) in accounts
                 receivable                                  800      3,300      (1,376)
               Increase in accounts payable and
                 accrued expenses                             50      6,104         152
               Increase (decrease) in unearned rent          631       (972)     (3,030)
                                                        --------   --------    --------

      Net cash provided by operating activities         $ 78,988   $ 53,734    $ 61,092
                                                        ========   ========    ========

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

                       ARMORED STORAGE INCOME INVESTORS 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 2.  Summary of significant accounting policies, continued:

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

 3.  Commitments and related party transactions:

     The Partnership has the following commitments at December 31, 1996:

     The Partnership  entered into an agreement with Chris Cap  Corporation  dba
        QuestCor, Inc. (QuestCor) to manage the Partnership's self-storage facility. The term of the agreement is for one year through November, 1997, to be renewed on a month-to-month basis unless either party terminates the agreement. The agreement provides that the manager shall receive, as compensation for services, the greater of $1,000 per month or 6% of the gross cash receipts from the prior month.

     The Partnership  entered  into  an  agreement   with  QuestCor  to  provide
        administrative services to the Partnership, such as investor relations, database management (including data processing of investor subscriptions, fund distributions, ownership changes, and subscription input), accounting, preparation and coordinating the preparation of periodic regulatory reports and tax related forms. The term of the agreement is for one year through December, 1997 and shall continue on a month-to-month basis unless either party terminates the agreement. The agreement provided for payment by the Partnership to QuestCor of $2,500 per month in 1996, 1995 and 1994 as compensation for its services.
        Additionally, the Partnership pays QuestCor $5,000 per year for providing assistance in the annual Partnership audit. A 50% member of Armored Management, L.L.C. is also a 50% shareholder of QuestCor.

                       ARMORED STORAGE INCOME INVESTORS 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 3.  Commitments and related party transactions, continued:

     The following are the approximate fees paid to QuestCor, Inc. for the years ended December 31, 1996, 1995 and 1994:

                                               1996      1995      1994
                                             -------   -------   -------

Property management                          $13,000   $12,000   $12,000
Partnership administration                    30,000    30,000    30,000
Audit assistance                               5,000     5,000     5,000

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

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 4.  Partners' equity, continued:

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

                       ARMORED STORAGE INCOME INVESTORS 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 5.  Due from former General Partner, continued:

     During  1995,  no  distributions  were  made from  Armored  Storage  Income
        Investors Limited Partnership to its partners and, as a result, no proceeds were assigned to reduce the due from former general partner.

 6.  Partnership administration and property operations:

     Included in partnership administration and property operations are the following expenses:

                                               1996      1995      1994
                                             -------   -------   -------
Partnership administration:
  Accounting                                 $12,860   $11,520   $11,005

Property operations:
  Advertising                                  4,479     6,620     5,121
  Insurance                                    2,233     2,085     2,034
  Legal                                         --        --       3,000
  Management fee                              13,313    12,179    12,045
  Property taxes                              29,467    28,944    16,671
  Repairs and maintenance                      6,343     4,150     1,335
  Utilities                                    6,950     7,368     6,599
  Wages and payroll taxes                     22,975    20,535    23,429
                                                                              11