Form 10-Q
period 1997-03-31
ARMORED STORAGE INCOME INVESTORS 2
filed 1997-05-13
CIK 788078

Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:                                       Commission File Number:
  March 31, 1997                                                33-2732
------------------                                       -----------------------

                       ARMORED STORAGE INCOME INVESTORS 2
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          California                                        93-0930503
-------------------------------                ---------------------------------
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

                       ARMORED STORAGE INCOME INVESTORS 2
                        a California Limited Partnership


                                 BALANCE SHEETS
                                   (Unaudited)


                                                   March 31,    December 31,
                                                     1997          1996
                                                 -----------    ------------

ASSETS

Property
  Land                                           $   242,825    $   242,825
  Buildings                                        1,068,145      1,068,145
  Furniture and fixtures                              22,655         22,655
                                                 -----------    -----------
                                                   1,333,625      1,333,625
         Less accumulated depreciation              (379,987)      (371,852)
                                                 -----------    -----------
                                                     953,638        961,773

Cash and cash equivalents                             94,748         87,874
Due from former General Partner(Note 4)               57,349         57,349
Other assets                                           1,600          1,600
                                                 -----------    -----------
                                                 $ 1,107,335    $ 1,108,596
                                                 ===========    ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                      13,116         20,281


Commitments (Note 3)

Partners' capital
  General partner                                     (1,970)        (2,265)
  Limited partners                                 1,096,189      1,090,580
                                                 -----------    -----------

                                                 $ 1,107,335    $ 1,108,596
                                                 ===========    ===========

                       See Notes to financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership


                             STATEMENT OF OPERATIONS
                                   (unaudited)


                        For the Three Months     For the Year  For the Year
                               Ended                Ended         Ended
                        --------------------     ------------  ------------
                          March       March        December      December
                        31, 1997    31, 1996       31, 1996      31, 1995
                        --------    --------     ------------  ------------

Income
  Rental                $  59,855   $  57,701      $ 221,032     $ 190,629
  Interest                    401         316          1,504           974
                        ---------   ---------      ---------     ---------

                           60,256      58,017        222,536       191,603
                        ---------   ---------      ---------     ---------


Expenses
  Property Operations      28,410      24,245         95,154        96,153
  Administration           17,809      22,681         49,875        50,148
  Amortization &
   Depreciation             8,135       9,119         35,492        35,213
                        ---------   ---------      ---------     ---------

                           54,354      56,045        180,521       181,514
                        ---------   ---------      ---------     ---------

Net Income (loss)       $   5,902   $   1,972      $  42,015     $ (10,089)
                        =========   =========      =========     =========

                       See notes to financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership


                             STATEMENTS OF CASH FLOW
                                   (unaudited)


                                                   For the Three Months Ended
                                                 -------------------------------
                                                 March 31, 1997   March 31, 1996
                                                 --------------   --------------

Cash Flows From Operating Activities
   Cash received from customers                    $ 59,855          $ 57,701
      Cash paid to suppliers                        (53,382)          (53,863)
      Interest received                                 401               316
                                                   --------          --------

      Net cash provided by operating activities    $  6,874             4,154
                                                   --------          --------

Cash Flows From Investing Activities                   --                --
                                                   --------          --------

Cash Flows From Financing Activities
      Distributions to partners                        --                --
                                                   --------          --------

      Net cash used in financing activities            --                --
                                                   --------          --------

Increase (decrease) in cash                        $  6,874          $  4,154
Cash and cash equivalents:
      Beginning                                      87,874            55,798
                                                   --------          --------

      Ending                                       $ 94,748          $ 59.952
                                                   --------          --------


Reconciliation Of Net Income (Loss) To Net Cash
Provided By Operating Activities:
      Net income (loss)                            $  5,902          $  1,972
      Adjustments to reconcile net income (loss)
        to net cash provided by
        operating activities:
        Depreciation and amortization                 8,135             9,119
      Change in assets and liabilities:
        Increase (decrease) in accounts payable      (7,163)           (6,937)
                                                   --------          --------

      Net cash provided by operating activities    $  6,874          $  4,154
                                                   ========          ========

                       See Notes to Financial Statements.

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                          NOTES OF FINANCIAL STATEMENTS
                                 March 31, 1997


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

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                          NOTES OF FINANCIAL STATEMENTS
                                 March 31, 1997


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

         Unaudited financial statements:
                  The financial statements for the three months ended March 31, 1997 are unaudited, however, in management's opinion they include all adjustments necessary for a fair statement of the results of operations for such interim periods. The interim period results of operations are not necessarily indicative of results for a full year.

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

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                          NOTES OF FINANCIAL STATEMENTS
                                 March 31, 1997





NOTE 4:           Due From Former General Partner

                  Due from former General Partner represents a receivable to the Partnership for those amounts reimbursed to the former Managing General Partner for syndication fees incurred in excess of the percentage allowable by the Partnership's prospectus with respect to the total amount of limited partners capital raised. On April 3, 1987 the offering was terminated. Based on actual units sold through the date of termination, it was determined by the General Partner that too much had been paid to the former Managing General Partner. The excess, which amounted to $93,438, has been reclassified to due from former General Partner. At March 31, 1997 the balance due from former General Partner was $57,349.

PART I.  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

         The Partnership has one operating facility located in Phoenix, Arizona. The Partnership's facility generated an aggregate gross operating revenue of $59,855 during the first three months of 1997 compared to $57,701 during the first three months of 1996. The facility reached an occupancy level of 90% at the end of March 1997, down from 96% the prior year.

         Operating expenses through March 31, 1997 were $28,410 compared to $24,245 for 1996. Administrative expenses for 1997 were $17,809 opposed to $22,681 in 1996.

         Financial results reflect a continuing healthy Arizona economy. Occupancies have ranged from 90% to 96% over the past year with summer typically showing higher rental activity. The Partnership continues to upgrade the property in an effort to attract tenants. Both income and expenses are expected to remain fairly stable throughout 1997 and overall results from operations are projected to be similar to 1996.

Liquidity and Capital Resources

         As of March 31, 1997, the Partnership held cash and cash equivalents totaling $94,748 as compared to $59,952 for the corresponding quarter of 1996.

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


                                         ARMORED STORAGE INCOME INVESTORS 2
                                                           (Registrant)

                                         By:  Armored Management L.L.C.
                                                  Its General Partner


                                             By: /s/ Dale D. Ulrich
                                                ----------------------
                                                Dale D. Ulrich, Member


                                             Dated:  5/13/97
                                                  ------------