Form 10-Q
period 1997-06-30
ARMORED STORAGE INCOME INVESTORS 2
filed 1997-08-06
CIK 788078

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:                                       Commission File Number:
  June 30, 1997                                                  33-2732
------------------                                       -----------------------

                       ARMORED STORAGE INCOME INVESTORS 2
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           California                                       93-0930503
-------------------------------                ---------------------------------
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

                       ARMORED STORAGE INCOME INVESTORS 2
                        a California Limited Partnership


                                 BALANCE SHEETS
                                   (Unaudited)


                                                     June 30,         June 30,
                                                       1997             1996
                                                   -----------      -----------

ASSETS

Property
  Land                                             $   242,825      $   242,825
  Buildings                                          1,068,145        1,059,970
  Furniture and fixtures                                22,656           22,656
                                                   -----------      -----------
                                                     1,333,626        1,325,451
         Less accumulated depreciation                 388,122          354,598
                                                   -----------      -----------
                                                       945,504          970,853

Cash and cash equivalents                              119,497           83,777
Other assets                                             1,600            2,400
                                                   -----------      -----------
                                                   $ 1,066,601      $ 1,057,030
                                                   ===========      ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                        20,573           20,088


Commitments (Note 3)

Partners' capital
  General partner                                       (1,512)          (3,696)
  Limited partners                                   1,104,889        1,101,775
  Less amount due from
    general partner                                    (57,349)         (61,137)
                                                   -----------      -----------

                                                   $ 1,066,601      $ 1,057,030
                                                   ===========      ===========

                       See Notes to financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership


                             STATEMENT OF OPERATIONS
                                   (unaudited)


                              For the Six Months     For the Year  For the Year
                                    Ended               Ended         Ended
                             ---------------------   ------------  ------------

                               June         June       December      December
                             30, 1997     30, 1996     31, 1996      31, 1995
                             --------     --------   ------------  ------------

Income
  Rental                     $117,783     $110,178     $221,032      $190,029
  Interest                        864          690        1,504           974
                             --------     --------     --------      --------

                              118,647      110,868      222,536       191,603
                             --------     --------     --------      --------


Expenses
  Property Operations          50,315       49,729       95,154        96,143
  Administration               37,002       33,649       49,875        50,148
  Amortization &
   Depreciation                16,270       18,238       35,492        35,213
                             --------     --------     --------      --------

                              103,587      101,616      180,521       181,514
                             --------     --------     --------      --------

Net Income                   $ 15,060     $  9,252     $ 42,015      $ 10,089
                             ========     ========     ========      ========

                       See notes to financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership


                             STATEMENTS OF CASH FLOW
                                   (unaudited)


                                                    For the Six Months Ended
                                                  ----------------------------

                                                  June 30, 1997  June 30, 1996
                                                  -------------  -------------

Cash Flows From Operating Activities
   Cash received from customers                     $ 117,783      $ 110,178
   Cash paid to suppliers                             (87,024)        82,889
   Interest received                                      864      $     690
                                                    ---------      ---------

   Net cash provided by operating activities        $  31,623      $  27,979
                                                    ---------      ---------

Cash Flows From Investing Activities
   Property additions                               $    --        $    --
                                                    ---------      ---------

   Net cash used in investing activities            $    --        $    --
                                                    ---------      ---------

Cash Flows From Financing Activities
   Distributions to partners                        $    --        $    --
                                                    ---------      ---------

   Net cash used in financing activities            $    --        $    --
                                                    ---------      ---------

Increase (decrease) in cash                         $  31,623      $  27,979
Cash and cash equivalents:
   Beginning                                           87,874         55,798
                                                    ---------      ---------

   Ending                                           $ 119,497      $  83,777
                                                    =========      =========


Reconciliation Of Net Income (Loss) To Net Cash
Provided By Operating Activities:
   Net income (loss)                                $  15,060      $   9,252
   Adjustments to reconcile net income (loss)
     to net cash provided by
     operating activities:
     Depreciation and amortization                     16,270         18,238
   Change in assets and liabilities:
     Increase (decrease) in accounts payable              293            489
                                                    ---------      ---------

   Net cash provided by operating activities        $  31,623      $  27,979
                                                    =========      =========

                       See Notes to Financial Statements.

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                          NOTES OF FINANCIAL STATEMENTS
                                  June 30, 1997


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

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                          NOTES OF FINANCIAL STATEMENTS
                                  June 30, 1997


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

         Unaudited financial statements:

                  The financial statements for the six months ended June 30, 1997 are unaudited, however, in management's opinion they include all adjustments necessary for a fair statement of the results of operations for such interim periods. The interim period results of operations are not necessarily indicative of results for a full year.

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

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                          NOTES OF FINANCIAL STATEMENTS
                                  June 30, 1997


NOTE 4:           Due From Former General Partner

                  Due from former General Partner represents a receivable to the Partnership for those amounts reimbursed to the former Managing General Partner for syndication fees incurred in excess of the percentage allowable by the Partnership's prospectus with respect to the total amount of limited partners capital raised. On April 3, 1987 the offering was terminated. Based on actual units sold through the date of termination, it was determined by the General Partner that too much had been paid to the former Managing General Partner. The excess, which amounted to $93,438, has been reclassified to due from former General Partner. At June 30, 1997 the balance due from former General Partner was $57,349.

PART I.  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

         The Partnership has one operating facility located in Phoenix, Arizona. The Partnership's facility generated an aggregate gross operating revenue of $117,783 during the first six months of 1997 compared to $110,178 during the first six months of 1996. The facility reached an occupancy level of 91% at the end of June, 1997, down from 97% the prior year.

         Operating expenses through June 30, 1997 were $50,315 compared to $49,729 for 1996. Administrative expenses for 1997 were $37,002 opposed to $33,649 in 1996.

         Financial results reflect the continuing strength in Arizona economy. Occupancies have ranged from 90% to 98% over the past year. Although occupancies are slightly lower than normal for this time of year revenues have increased due to rental rate adjustments. Both income and expenses are expected to remain fairly stable throughout 1997 and overall results from operations are projected to be similar to 1996.

Liquidity and Capital Resources

         As of June 30, 1997, the Partnership held cash and cash equivalents totaling $119,497 as compared to $83,777 for the corresponding quarter of 1996.

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


                                            ARMORED STORAGE INCOME INVESTORS 2
                                                       (Registrant)

                                            By:  Armored Management L.L.C.
                                                     Its General Partner


                                                 By: /s/ Dale D. Ulrich
                                                    --------------------------
                                                       Dale D. Ulrich, Member


                                                 Dated:      8/5/97
                                                       -----------------------