Form 10-Q
period 1997-09-30
ARMORED STORAGE INCOME INVESTORS 2
filed 1997-11-12
CIK 788078

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:                                       Commission File Number:
September 30, 1997                                               33-2732
------------------                                       -----------------------

                      ARMORED STORAGE INCOME INVESTORS 2
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           California                                     93-0930503
-------------------------------                ---------------------------------
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

                       ARMORED STORAGE INCOME INVESTORS 2
                        a California Limited Partnership


                                 BALANCE SHEETS
                                   (Unaudited)


                                              September 30,       September 30,
                                                  1997                1996
                                              -------------       -------------

ASSETS

Property
  Land                                        $   242,825         $   242,825
  Buildings                                     1,068,145           1,068,145
  Furniture and fixtures                           22,655              22,656
                                              -----------         -----------
                                                1,333,626           1,333,626
         Less accumulated depreciation            396,258             363,717
                                              -----------         -----------
                                                  937,368             969,909

Cash and cash equivalents                          88,303              55,634
Other assets                                        1,600               2,400
                                              -----------         -----------
                                              $ 1,027,271         $ 1,027,943
                                              ===========         ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                   27,671              12,671


Commitments (Note 3)

Partners' capital
  General partner                                  (4,100)             (3,050)
  Limited partners                              1,083,417           1,075,671
  Less amount due from
    general partner                               (52,046)            (57,349)
                                              -----------         -----------

                                              $ 1,027,271         $ 1,027,943
                                              ===========         ===========

                       See notes to financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership


                             STATEMENT OF OPERATIONS
                                   (unaudited)

                            For the Nine  Months       For the Year     For the Year
                                   Ended                  Ended            Ended
                          -----------------------      ------------     ------------

                          September     September        December         December
                           30, 1997      30, 1996        31, 1996         31, 1995
                          ---------     ---------        --------         --------
Income
  Rental                   $175,666      $167,069        $221,032         $190,029
  Interest                    1,456         1,126           1,504              974
                           --------      --------        --------         --------

                            177,122       168,195         222,536          191,603
                           --------      --------        --------         --------

Expenses
  Property Operations        78,078        72,660          95,151           96,143
  Administration             44,834        41,858          49,857           50,148
  Amortization &
   Depreciation              24,405        27,357          35,492           35,213
                           --------      --------        --------         --------

                            147,317       141,875         180,521          181,514
                           --------      --------        --------         --------

Net Income (loss)          $ 29,805      $ 26,320        $ 42,015         $ 10,089
                           ========      ========        ========         ========

                       See notes to financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership


                             STATEMENTS OF CASH FLOW
                                   (unaudited)

                                                                   For the Nine Months Ended
                                                          -------------------------------------------

                                                          September 30, 1997       September 30, 1996
                                                          ------------------       ------------------

Cash Flows From Operating Activities
         Cash received from customers                             $ 175,666                $ 167,069
         Cash paid to suppliers                                    (115,522)                (121,064)
         Interest received                                            1,456                $   1,126
                                                                  ---------                ---------

         Net cash provided by operating activities                $  61,600                $  47,131
                                                                  ---------                ---------

Cash Flows From Investing Activities
         Property additions                                       $    --                  $  (8,175)
                                                                  ---------                ---------

         Net cash used in investing activities                    $    --                  $  (8,175)
                                                                  ---------                ---------

Cash Flows From Financing Activities
         Distributions to partners                                $ (66,474)               $ (42,908)
         Payment on general partner receivable                        5,303                    3,788
                                                                  ---------                ---------

         Net cash used in financing activities                    $ (61,171)               $ (39,120)
                                                                  ---------                ---------

Increase (decrease) in cash                                       $     429                $    (164)
Cash and cash equivalents:
         Beginning                                                   87,874                   55,798
                                                                  ---------                ---------

         Ending                                                   $  88,303                $  55,634
                                                                  =========                =========

Reconciliation Of Net Income (Loss) To Net Cash
Provided By Operating Activities:
         Net income (loss)                                        $  29,805                $  26,320
         Adjustments to reconcile net income (loss)
           to net cash provided by
           operating activities:
           Depreciation and amortization                             24,405                   27,357
         Change in assets and liabilities:
           Increase (decrease) in accounts payable                    7,390                   (6,546)
                                                                  ---------                ---------

         Net cash provided by operating activities                $  61,600                $  47,131
                                                                  =========                =========

                       See Notes to Financial Statements.

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                          NOTES OF FINANCIAL STATEMENTS
                               September 30, 1997


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

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                          NOTES OF FINANCIAL STATEMENTS
                               September 30, 1997


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

     Unaudited financial statements:

          The financial statements for the nine months ended September 30, 1997 are unaudited, however, in management's opinion they include all adjustments necessary for a fair statement of the results of operations for such interim periods. The interim period results of operations are not necessarily indicative of results for a full year.

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

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                          NOTES OF FINANCIAL STATEMENTS
                               September 30, 1997


NOTE 4: Due From Former General Partner

          Due from former General Partner represents a receivable to the Partnership for those amounts reimbursed to the former Managing General Partner for syndication fees incurred in excess of the percentage allowable by the Partnership's prospectus with respect to the total amount of limited partners capital raised. On April 3, 1987 the offering was terminated. Based on actual units sold through the date of termination, it was determined by the General Partner that too much had been paid to the former Managing General Partner. The excess, which amounted to $93,438, has been reclassified to due from former General Partner. At September 30, 1997 the balance due from former General Partner was $52,046.

PART I.  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

     The Partnership has one operating facility located in Phoenix, Arizona. The Partnership's facility generated an aggregate gross operating revenue of $175,666 during the first nine months of 1997 compared to $167,069 during the first nine months of 1996. The facility reached an occupancy level of 87% at the end of September, 1997, down from 94% a year ago.

     Operating expenses through September 30, 1997 were $78,078 compared to $72,660 for 1996. Administrative expenses for 1997 were $44,834 opposed to $41,858 in 1996.

     Financial results reflect a continued vibrant Arizona economy. Occupancies have ranged from 86% to 95% over the past year with summer typically showing higher rental activity. Both income and expenses are expected to remain fairly stable throughout 1997 and overall results from operations are projected to be similar to 1996.

Liquidity and Capital Resources

     As of September 30, 1997, the Partnership held cash and cash equivalents totaling $88,303 as compared to $55,634 for the corresponding quarter of 1996.

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


                                   ARMORED STORAGE INCOME INVESTORS 2
                                              (Registrant)

                                   By:  Armored Management L.L.C.
                                        Its General Partner


                                        By: /s/ Dale D. Ulrich
                                           ----------------------------
                                        Dale D. Ulrich, Member


                                        Dated:   11/10/97
                                              -------------------------