Form 10-K405
period 1997-12-31
ARMORED STORAGE INCOME INVESTORS 2
filed 1998-03-26
CIK 788078

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

 X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----    ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended   December 31, 1997
                         ------------------------
                                       OR
        TRANSITION  REPORT  PURSUANT  TO SECTION 13  OR 15(d) OF  THE SECURITIES
----    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________________ to ________________________

Commission file number:   33-2732
                       ------------

ARMORED STORAGE INCOME INVESTORS 2 (a California Limited Partnership)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       California                                          93-0930503
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

 3839 N. 3rd St., Ste. 108, Phoenix, Arizona                      85012
---------------------------------------------------     ------------------------
 (Address of principal executive office)                       (Zip Code)

Registrant's telephone number, including area code:      (602) 230-1655
                                                   -----------------------------
Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchange on which registered
        None                                          None
---------------------------------      -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

       Limited Partnership Units
------------------------------------------------
           (Title of Class)

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
  X
-----
  Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
  As of March 1, 1998, 4210 Limited Partnership Units were outstanding. Such limited Partnership Units were sold at $500 per Unit. However, no market for the Limited Partnership Units of the Registrant exists and therefore the aggregate market value of the Units held by non-affiliates of the Registrant is not determinable.

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

(b)  Financial Information About Industry Segments
     ---------------------------------------------

The Registrant operates in only one industry segment, the acquisition, development, operation and holding for investment of self-storage facilities. Information relating to the Registrant's revenues, operating profit (loss) and identifiable assets attributable thereto for the fiscal year ended December 31, 1997 is set forth under Item 8 below.

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

Seasonality. The business of the Registrant is not generally subject to seasonal variations.

Employees. The Registrant has no full-time employees.

(d) Financial Information About Foreign and Domestic Operations and Export Sales
    ----------------------------------------------------------------------------

The registrant does not derive any revenue from foreign operations or export sales.

Item 2.  Description of Property
         -----------------------

The Partnership owns one self-storage facility located in Phoenix, Arizona.

Washington Street

The Registrant's self-storage facility is located at 3036 E. Washington Street, Phoenix, Arizona, in the central part of the city, with close proximity to Sky Harbor International Airport and the downtown business center. The facility, which consists of both one and two level storage buildings, is approximately 44,000 gross square feet, built on approximately 1.82 acres of land. The property was acquired on December 23, 1986, for a total purchase price of $1,122,000. The facility was approximately 10 years old at the time of the Registrant's purchase, and had maintained an occupancy level averaging 90% for the past several years. As of February 28, 1998 the facility was 82% occupied.

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

(b) Holders. The approximate number of holders of the Registrant's Limited Partnership Units as of the close of business on December 31, 1997 was 337.

(c) Dividends. During the years ended December 31, 1991, through 1997, the Partnership made distributions of cash to the limited partners. The source of these distributions were as follows:

                   1991     1992     1993     1994     1995      1996      1997
                 -------  -------  -------  -------  -------  --------  --------
From net income  $  -0-   $10,502  $  -0-   $26,704  $ 9,585  $ 39,914  $ 35,115
From partners'
 capital          33,975   23,481   33,975    7,271   28,305     2,186    28,035
                 -------  -------  -------  -------  -------  --------  --------

                 $33,975  $33,983  $33,975  $33,975  $37,890  $ 42,100  $ 63,150
                 =======  =======  =======  =======  =======  ========  ========

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

                                                               For the Period
                                    From Inception
                                    Jan  1, 1991   Jan 1, 1992  Jan 1, 1993   Jan 1, 1994
Statement of Income                     Thru          Thru          Thru          Thru
Information:                        Dec 31, 1991  Dec 31, 1992  Dec 31, 1993  Dec 31, 1994
                                    ------------  ------------  ------------  ------------
Total Revenues                       $  174,295   $  178,981     $  168,868   $   192,084
Net Income (Loss)                    $   (3,944)  $   11,055     $  (13,369)  $    28,109
Net Income (Loss) Per
Limited Partnership Unit             $     (.93)  $     2.49     $    (3.14)  $      6.34

                                    Jan  1, 1995  Jan  1, 1996   Jan  1, 1997
                                        Thru         Thru            Thru
                                    Dec 31, 1995  Dec 31, 1996   Dec 31, 1997
                                    ------------  ------------   ------------

Total Revenues                       $   191,603  $   222,536    $   232,967
Net Income (Loss)                    $    10,089  $    42,015    $    36,963
Net Income (Loss) Per
Limited Partnership Unit             $      2.28  $      9.48    $      8.34


Balance Sheet                        As of         As of         As of        As of
Information:                         Dec 31, 1991  Dec 31, 1992  Dec 31, 1993 Dec 31, 1994
                                     ------------  ------------  ------------ ------------

Total Assets                         $ 1,145,802   $ 1,117,739   $ 1,076,397  $ 1,070,340
Long-Term Debt                       $     -0-     $     -0-     $     -0-    $     -0-
Partners' Capital                    $ 1,123,515   $ 1,103,365   $ 1,059,051  $ 1,055,872
Distributions Per Unit               $      8.07   $      8.07   $      8.07  $      8.07

                                     As of         As of         As of
                                     Dec 31, 1995  Dec 31, 1996  Dec 31, 1997
                                     ------------  ------------  ------------

Total Assets                         $ 1,047,288   $ 1,051,247  $ 1,028,366
Long-Term Debt                       $     -0-     $     -0-    $     -0-
Partners' Capital                    $ 1,027,688   $ 1,030,966  $ 1,006,757
Distributions Per Unit               $      9.00   $     10.00  $     15.00

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

The cash balance at December 31, 1997 of $99,503 will be used primarily as working capital reserves and, when appropriate, for distributions to the Limited Partners. Capital resources will only increase during the coming year as a result of a corresponding increase rental activity.

The registrant has acquired and developed all of its properties, therefore, no significant additional outlays of funds are expected beyond those items already budgeted.

(a)(3)  Results of Operations
        ---------------------

Rental income for 1997 was Slightly higher than in 1996. An increase in rental rates and an improvement in collections were primarily responsible. The Washington Street facility maintained an overall occupancy level of approximately 90%. During the year occupancy ranged from 82% to 97%. Occupancy at December 31, 1996 was 82%.

Expenses relating to property operations were also slightly higher in 1997. Partnership administration expenses were similar to 1996.

The registrant anticipates that rental income in 1998 will be similar to 1997. Our market studies indicate that our rates are competitive and future rent increases will be made on a selective basis. Expenses for 1998 should be similar to 1997 unless unforeseen circumstances occur.

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

Item 8:  Financial Statements and Supplementary Data.
         --------------------------------------------

See Index to Financial Statements and Schedules attached hereto.

Item 9.  Changes  In  and  Disagreements  With  Accountants  on  Accounting  and
         -----------------------------------------------------------------------
         Financial Disclosures
         ---------------------
                                    None

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

The partnership entered into an agreement with Armored Management, LLC to manage the Partnership's self-storage facility. The terms of the agreement are for one year and shall be renewed on a month-to-month basis unless and until either party terminates the agreement. The agreement provides that the manager shall receive, as compensation for services, the greater of $1000 per month or 6% of the actual gross cash receipts from the prior month.

The Partnership entered into an agreement with Armored Management, LLC to provide administrative services to the Partnership, such as investor relations, database management (including data processing of investor subscriptions, fund distributions, ownership changes, and subscription input), accounting, preparation and/or coordinating the preparation of periodic regulatory reports and tax related forms. The term of the agreement is one year and shall continue on a month-to-month basis unless either party terminates the agreement. The agreement provides that Armored Management, LLC shall receive a fixed fee of $3,000 per month as compensation for its services. Additionally, Armored Management, LLC bills the Partnership for its cost of providing assistance in the annual Partnership audit.

(a)      Identification of Directors
         ---------------------------

Carl R.  Spiekerman  and Dale D.  Ulrich  are the  managing  members  of Armored
Management L.L.C. Mr. Spiekerman, 54, is the sole shareholder and Chief Executive Officer of The Environmental Group, Inc., a Phoenix based real estate development firm. Mr. Spiekerman holds a Bachelor's Degree from the University of Puget Sound, Tacoma, Washington, and a Master's Degree from the University of Washington. Mr. Ulrich, 44, is a C.P.A. and also a panel trustee for the District of Arizona Bankruptcy Court and former president of the Arizona Society of CPA's. Mr. Ulrich graduated from Marquette University, Milwaukee, Wisconsin.


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

(d)      Family Relationships   None
         --------------------

(e)      Legal Proceedings      None
         -----------------

Item 11. Executive Compensation
         ----------------------

The General Partner, and its affiliates, earned fees, commissions, and expense reimbursements, as permitted in the Limited Partnership Agreement, as follows:

                               For the Year Ended:   12/31/97  12/31/96 12/31/95
                                                     --------  -------- --------

Direct expenses relating to administration of the
Partnership which were reimbursed or are to be
reimbursed to the Managing General Partner, or
affiliates thereof                                    $2000       None    $2000

General Partner's distributive share of
cash available for distribution                       $3323(1)     425      383

Real estate commission upon the sale of Partnership
property payable to the General Partner                None(2)    None     None

General Partner's share of sale or refinancing
proceeds                                               None(3)    None     None

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


Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

During the years ended December 31, 1997 and 1995 The Environmental Group, Inc. an affiliate of the General Partner, received or incurred $2000 in direct expense reimbursement for the administration of the Partnership.

During the years ended December 31, 1997, 1996 and 1995 QuestCor, Inc. was paid the following fees:

                                                  1997        1996        1995
                                                 -------     -------     -----

         Property management                     $13,918     $13,313     $12,179

         Partnership administration              $30,000     $30,000     $30,000

         Audit assistance                        $ 5,000     $ 5,000     $ 5,000


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

                                      ARMORED STORAGE INCOME INVESTORS 2
                                      LIMITED PARTNERSHIP

                                      By:      Armored Management, L.L.C.

                                      Its:     General partner



Dated: 3/24/98                        By: /s/ Carl R. Spiekerman
      -----------                        --------------------------
                                         Carl R. Spiekerman, Member


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity on the date indicated.

       Signature                         Title                        Date
       ---------                         -----                        ----


 /s/ Carl R. Spiekerman        Member of Armored Management         3/24/98
 ----------------------        L.L.C., general partner              -------
   Carl R. Spiekerman

                       ARMORED STORAGE INCOME INVESTORS 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

                       ARMORED STORAGE INCOME INVESTORS 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1997








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

                               TOBACK CPAs, P.C.

To the Partners of
Armored Storage Income Investors 2
Phoenix, Arizona


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

           We have audited the accompanying balance sheets of Armored Storage Income Investors 2 (a California limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Armored Storage Income Investors 2 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.





TOBACK CPAs, P.C.
Phoenix, Arizona
February 19, 1998

                       ARMORED STORAGE INCOME INVESTORS 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996


                                     ASSETS

                                                          1997         1996
                                                      -----------   -----------
Rental property and equipment:
    Land                                                  242,825   $   242,825
    Building                                            1,068,145     1,068,145
    Furniture and fixtures                                 22,655        22,655
                                                      -----------   -----------
                                                        1,333,625     1,333,625
    Less accumulated depreciation                        (407,462)     (371,852)
                                                      -----------   -----------

                                                          926,163       961,773

Cash and cash equivalents                                  99,503        87,874
Accounts receivable, net of allowance
    of $2,700 and $1,600                                    2,700         1,600
                                                      -----------   -----------

           Total assets                               $ 1,028,366   $ 1,051,247
                                                      ===========   ===========

                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                 $    15,609   $    15,281

Unearned rent                                               6,000         5,000
                                                      -----------   -----------

    Total liabilities                                      21,609        20,281
                                                      -----------   -----------

Commitments (Note 3)

Partners' equity (Note 4):
    General partner                                        (3,742)       (2,265)
    Limited partners; 4,210 units outstanding           1,062,545     1,090,580
                                                      -----------   -----------
                                                        1,058,803     1,088,315
    Less amount due from former
       general partner (Note 5)                           (52,046)      (57,349)
                                                      -----------   -----------
                                                        1,006,757     1,030,966
                                                      -----------   -----------

           Total liabilities and partners' equity     $ 1,028,366   $ 1,051,247
                                                      ===========   ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                              1997       1996       1995
                                          ------------   --------   --------

Rental income                             $    231,117   $221,032   $190,629
Interest income                                  1,850      1,504        974
                                          ------------   --------   --------

                                               232,967    222,536    191,603
                                          ------------   --------   --------

Expenses:
    Property operations                        107,676     95,154     96,153
    Partnership
      administration (Note 3)                   52,718     49,875     50,148
    Depreciation                                35,610     35,492     35,213
                                          ------------   --------   --------

                                               196,004    180,521    181,514
                                          ------------   --------   --------

Net income                                $     36,963   $ 42,015   $ 10,089
                                          ============   ========   ========

Net income allocated to
    general partner                       $      1,848   $  2,101   $    504

Net income allocated to
    limited partners                            35,115     39,914      9,585
                                          ------------   --------   --------

Net income                                $     36,963   $ 42,015   $ 10,089
                                          ============   ========   ========

Net income allocated to
    limited partners per limited
    partnership unit (Note 4)             $   8.34       $   9.48   $   2.28
                                          ============   ========   ========

Distributions per
    limited partnership unit              $  14.98       $  10.00   $   9.00
                                          ============   ========   ========

Number of limited partnership
    units outstanding                            4,210      4,210      4,210
                                          ============   ========   ========

                          The accompanying notes are an
                  integral part of these financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                    Amount due
                                    from former
                                      general        General       Limited
                                      partner        partner       partners        Total
                                   -----------    -----------    -----------    -----------
Balance, December 31, 1994         $   (61,137)   $    (4,062)   $ 1,121,071    $ 1,055,872

   Distributions to partners              --             (383)       (37,890)       (38,273)
   Net income                             --              504          9,585         10,089
                                   -----------    -----------    -----------    -----------

Balance, December 31, 1995             (61,137)        (3,941)     1,092,766      1,027,688

   Distributions to partners              --             (425)       (42,100)       (42,525)
   Payments received from former
      general partner                    3,788           --             --            3,788
   Net income                             --            2,101         39,914         42,015
                                   -----------    -----------    -----------    -----------

Balance, December 31, 1996             (57,349)        (2,265)     1,090,580      1,030,966

   Distributions to partners              --           (3,325)       (63,150)       (66,475)
   Payments received from former
      general partner                    5,303           --             --            5,303
   Net income                             --            1,848         35,115         36,963
                                   -----------    -----------    -----------    -----------

Balance, December 31, 1997         $   (52,046)   $    (3,742)   $ 1,062,545    $ 1,006,757
                                   ===========    ===========    ===========    ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                           1997         1996         1995
                                                        ---------    ---------    ---------
Cash flows from operating activities:
   Cash received from customers                         $ 231,017    $ 222,463    $ 192,957

   Cash paid to suppliers and service providers          (160,066)    (144,979)    (140,197)
   Interest received                                        1,850        1,504          974
                                                        ---------    ---------    ---------

      Net cash provided by operating activities            72,801       78,988       53,734
                                                        ---------    ---------    ---------

Cash flows from investing activities:
   Purchase of rental property and equipment                 --         (8,175)      (8,500)
                                                        ---------    ---------    ---------

Cash flows from financing activities:
   Distributions to limited partners                      (63,150)     (42,100)     (37,890)
   Distributions to general partner                        (3,325)        (425)        (383)
   Payments received on due from former general
      partner
                                                            5,303        3,788         --
                                                        ---------    ---------    ---------

      Net cash used in financing activities               (61,172)     (38,737)     (38,273)
                                                        ---------    ---------    ---------

   Increase in cash and cash equivalents                   11,629       32,076        6,961

Cash and cash equivalents:
   Beginning                                               87,874       55,798       48,837
                                                        ---------    ---------    ---------

   Ending                                               $  99,503    $  87,874    $  55,798
                                                        =========    =========    =========

                          The accompanying notes are an
                  integral part of these financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                              1997            1996            1995
                                                          ------------    ------------    -----------
Reconciliation of net income to net cash provided
by operating activities
      Net income                                          $    36,963     $    42,015     $    10,089
      Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation                                       35,610          35,492          35,213
            Changes in assets and liabilities:
               Decrease (increase) in accounts
                 receivable                                    (1,100)            800           3,300
               Increase in accounts payable and
                 accrued expenses                                 328              50           6,104
               Increase (decrease) in unearned rent             1,000             631            (972)
                                                          -----------     -----------     -----------

      Net cash provided by operating activities           $    72,801     $    78,988     $    53,734
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

 3.  Commitments and related party transactions:

     Prior to January 1, 1998,  the  Partnership  had entered  into an agreement with Chris Cap Corporation dba QuestCor, Inc. (QuestCor) to manage the Partnership's self-storage facility. The agreement provided that the manager receive, as compensation for services, the greater of $1,000 per month or 6% of the gross cash receipts from the prior month. On January 1, 1998, the Partnership entered into a similar agreement for these services with Armored Management, L.L.C. The term of the agreement is for one year through December 31, 1998, to be renewed on a month-to-month basis unless either party terminates the agreement.

                       ARMORED STORAGE INCOME INVESTORS 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



3.   Commitments and related party transactions, continued:

     Prior to  January  1,  1998,  the  Partnership  had  also  entered  into an agreement with QuestCor to provide administrative services to the Partnership, such as investor relations, database management (including data processing of investor subscriptions, fund distributions, ownership changes, and subscription input), accounting, preparation and coordinating the preparation of periodic regulatory reports and tax related forms. The agreement provided for payment by the Partnership to QuestCor of $2,500 per month as compensation for its services.
        Additionally, the Partnership paid QuestCor $5,000 per year for providing assistance in the annual Partnership audit. A 50% member of Armored Management, L.L.C. is also a 50% shareholder of QuestCor. On January 1, 1998, the Partnership entered into a similar agreement for these services with Armored Management, L.L.C. The term of the agreement is for one year through December 31, 1998 and shall continue on a month-to-month basis unless either party terminates the agreement.

     The following are the approximate fees paid to QuestCor, Inc. for the years ended December 31, 1997, 1996 and 1995:

                                                 1997         1996        1995
                                              ---------   ----------  ----------
           Property management                $  14,000   $   13,000  $   12,000
           Partnership administration            30,000       30,000      30,000
           Audit assistance                       5,000        5,000       5,000

     During the years ended December 31, 1997 and 1996, the Partnership paid an affiliate of the General Partner $2,500 and $2,000, respectively, in direct expense reimbursements associated with a market study for the facility.

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

     Cash available for distribution:

     Cash available for distribution, if any, realized by or available to the Partnership, shall be distributed no less frequently than annually in the following percentages: (1) to the Limited Partners, ninety-five percent (95%) in accordance with their capital percentages; and (2) to the General Partner five percent (5%).

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

     Sale or refinancing proceeds:

     Any sale or refinancing proceeds will be distributed to yield a 10% annual cumulative noncompounded return on Limited Partners' adjusted capital contributions determined as of the first day of each calendar year before the General Partner is entitled to participate.

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

6.   Partnership administration and property operations:

     Included in partnership administration and property operations are the following expenses:

                                               1997         1996         1995
                                           ----------   ----------   ----------
     Partnership administration:
       Accounting                          $   13,275   $   12,860   $   11,520

     Property operations:
       Advertising                             18,145        4,479        6,620
       Insurance                                2,369        2,233        2,085
       Management fee                          13,918       13,313       12,179
       Property taxes                          30,460       29,467       28,944
       Repairs and maintenance                  2,933        6,343        4,150
       Utilities                                6,616        6,950        7,368
       Wages and payroll taxes                 23,774       22,975       20,535