Form 10-Q
period 1998-03-31
ARMORED STORAGE INCOME INVESTORS 2
filed 1998-05-08
CIK 788078

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:                                       Commission File Number:
 March 31, 1998                                                  33-2732
------------------                                       -----------------------


                       ARMORED STORAGE INCOME INVESTORS 2
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           California                                      93-0930503
-------------------------------                ---------------------------------
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

ITEM 1  FINANCIAL STATEMENTS                                                PAGE
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

                       ARMORED STORAGE INCOME INVESTORS 2
                        a California Limited Partnership


                                 BALANCE SHEETS
                                   (Unaudited)


                                                     March 31,      December 31,
                                                      1998              1997
                                                   -----------      -----------
ASSETS

Property
  Land                                             $   242,825      $   242,825
  Buildings                                          1,096,049        1,068,145
  Furniture and fixtures                                25,446           22,655
                                                   -----------      -----------
                                                     1,364,320        1,333,625
         Less accumulated depreciation                (416,462)        (407,462)
                                                   -----------      -----------
                                                       947,858          926,163

Cash and cash equivalents                               65,298           99,503
Due from former General Partner(Note 4)                 52,046           52,046
Other assets                                             2,700            2,700
                                                   -----------      -----------
                                                   $ 1,067,902      $ 1,080,412
                                                   ===========      ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                        13,988           21,609


Commitments (Note 3)

Partners' capital
  General partner                                       (3,986)          (3,742)
  Limited partners                                   1,057,900        1,062,545
                                                   -----------      -----------

                                                   $ 1,067,902      $ 1,080,412
                                                   ===========      ===========






                       See Notes to financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership


                             STATEMENT OF OPERATIONS
                                   (unaudited)


                            For the Three Months     For the Year   For the Year
                                   Ended                Ended          Ended
                          ------------------------   ------------   ------------
                           March           March       December       December
                          31, 1998        31, 1997     31, 1997       31, 1996
                          --------        --------     --------       --------

Income
  Rental                  $ 54,738        $ 59,855     $231,117       $221,032
  Interest                     476             401        1,850          1,504
                          --------        --------     --------       --------

                            55,214          60,256      232,967        222,536
                          --------        --------     --------       --------


Expenses
  Property Operations       24,203          28,410      107,676         95,154
  Administration            26,901          17,809       52,718         49,875
  Amortization &
   Depreciation              9,000           8,135       35,610         35,492
                          --------        --------     --------       --------

                            60,104          54,354      196,004        180,521
                          --------        --------     --------       --------

Net Income (loss)         $ (4,890)       $  5,902     $ 36,963       $ 42,015
                          ========        ========     ========       ========



                       See notes to financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership


                             STATEMENTS OF CASH FLOW
                                   (unaudited)


                                                    For the Three Months Ended
                                                  ------------------------------
                                                  March 31, 1998  March 31, 1997
                                                  --------------  --------------

Cash Flows From Operating Activities
   Cash received from customers                        $ 54,738        $ 59,855
         Cash paid to suppliers                         (60,099)        (53,382)
         Interest received                                1,850             401
                                                       --------        --------

         Net cash provided by operating activities     $ (3,511)          6,874
                                                       --------        --------

Cash Flows From Investing Activities
         Additions to property                          (30,694)           --
                                                       --------        --------

Cash Flows From Financing Activities
         Distributions to partners                         --              --
                                                       --------        --------

         Net cash used in financing activities             --              --
                                                       --------        --------

Increase (decrease) in cash                            $(34,205)       $  6,874
Cash and cash equivalents:
         Beginning                                       99,503          87,874
                                                       --------        --------

         Ending                                        $ 65,298        $ 94,748
                                                       --------        --------


Reconciliation Of Net Income (Loss) To Net Cash
Provided By Operating Activities:
         Net income (loss)                             $ (4,890)       $  5,902
         Adjustments to reconcile net income (loss)
           to net cash provided by
           operating activities:
           Depreciation and amortization                  9,000           8,135
         Change in assets and liabilities:
           Increase (decrease) in accounts payable       (7,621)         (7,163)
                                                       --------        --------

         Net cash provided by operating activities     $ (3,511)       $  6,874
                                                       ========        ========


                       See Notes to Financial Statements.

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                          NOTES OF FINANCIAL STATEMENTS
                                 March 31, 1998


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

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                          NOTES OF FINANCIAL STATEMENTS
                                 March 31, 1998


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

         Unaudited financial statements:
                  The financial statements for the three months ended March 31, 1999 are unaudited, however, in management's opinion they include all adjustments necessary for a fair statement of the results of operations for such interim periods. The interim period results of operations are not necessarily indicative of results for a full year.

NOTE 3:  Commitments

         The partnership has the following commitments:
         (a)      The  Partnership   entered  into  an  agreement  with  Armored
                  Management, LLC on January 1, 1998, to manage the Partnership's self-storage facility. The term of the agreement is for one year and shall be renewed from year to year unless and until either party terminates the agreement. The agreement provides that the manager shall receive, as compensation for services, 6% of the actual gross cash receipts.

         (b) The Partnership also entered into an agreement with Armored Management, LLC for the management of the Partnership's accounting, securities reporting, database and investor relations activities. The term of the agreement is for one year and shall be renewed from year to year unless and until either party terminates the agreement. The agreement provides for a flat fee of $3,000 per month as compensation for administrative services.

         (c) The Partnership reimburses the General Partner for the costs of goods and materials used by and for the Partnership and administrative services necessary to the operation of the Partnership.

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                          NOTES OF FINANCIAL STATEMENTS
                                 March 31, 1998





NOTE 4:  Due From Former General Partner

         Due from former General Partner represents a receivable to the Partnership for those amounts reimbursed to the former Managing General Partner for syndication fees incurred in excess of the percentage allowable by the Partnership's prospectus with respect to the total amount of limited partners capital raised. On April 3, 1987 the offering was terminated. Based on actual units sold through the date of termination, it was determined by the General Partner that too much had been paid to the former Managing General Partner. The excess, which amounted to $93,438, has been reclassified to due from former General Partner. At March 31, 1998 the balance due from former General Partner was $52,046.

PART I.  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

         The Partnership has one operating facility located in Phoenix, Arizona. The Partnership's facility generated an aggregate gross operating revenue of $54,738 during the first three months of 1998 compared to $59,855 during the first three months of 1997. The facility maintained an occupancy level of 80% at the end of March 1998, down from 90% the prior year.

         Operating expenses through March 31, 1998 were $24,203 compared to $28,410 for 1997. Advertising costs were the main reason for the decrease from the prior year. Administrative expenses for 1998 were $26,901 opposed to $17,809 in 1997. Timing differences explain the variation between the two years.

         The property has had increased vacancies due to increased competition in the metro Phoenix market and due to some maintenance issues affecting several rental lockers. During the quarter over $30,000 was invested in the property to help turn the occupancy rate around.

Liquidity and Capital Resources

         As of March 31, 1998, the Partnership held cash and cash equivalents totaling $65,298 as compared to $94,748 for the corresponding quarter of 1997.

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


                                        ARMORED STORAGE INCOME INVESTORS 2
                                                  (Registrant)

                                        By:  Armored Management L.L.C.
                                             Its General Partner


                                             By:  /s/ Dale D. Ulrich
                                                 --------------------------
                                                   Dale D. Ulrich, Member


                                             Dated:    5/7/98
                                                   ------------------------