Form 10-Q
period 1998-06-30
ARMORED STORAGE INCOME INVESTORS 2
filed 1998-07-31
CIK 788078

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:                                       Commission File Number:
   June 30, 1998                                               33-2732
------------------                                       -----------------------

                       ARMORED STORAGE INCOME INVESTORS 2
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           California                                       93-0930503
-------------------------------                ---------------------------------
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

                         Yes  X                  No
                            -----                  ------

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

                       ARMORED STORAGE INCOME INVESTORS 2
                        a California Limited Partnership


                                 BALANCE SHEETS
                                   (Unaudited)


                                                       June 30,      June 30,
                                                         1998          1997
                                                     -----------    -----------

ASSETS

Property
  Land                                               $   242,825    $   242,825
  Buildings                                            1,100,520      1,068,145
  Furniture and fixtures                                  25,446         22,656
                                                     -----------    -----------
                                                       1,368,791      1,333,626
         Less accumulated depreciation                   425,462        388,122
                                                     -----------    -----------
                                                         943,329        945,504

Cash and cash equivalents                                 87,516        119,497
Other assets                                               2,700          1,600
                                                     -----------    -----------
                                                     $ 1,033,545    $ 1,066,601
                                                     ===========    ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                          21,485         20,573


Commitments (Note 3)

Partners' capital
  General partner                                         (3,477)        (1,512)
  Limited partners                                     1,067,583      1,104,889
  Less amount due from
    general partner                                      (52,046)       (57,349)
                                                     -----------    -----------

                                                     $ 1,033,545    $ 1,066,601
                                                     ===========    ===========

                       See Notes to financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership


                             STATEMENT OF OPERATIONS
                                   (unaudited)


                            For the Six Months      For the Year   For the Year
                                  Ended                Ended          Ended
                            ------------------      ------------   ------------
                              June      June          December       December
                            30, 1998   30, 1997       31, 1997       31, 1996
                            --------   --------       --------       --------

Income
  Rental                    $108,474   $117,783       $231,117       $221,032
  Interest                       854        864          1,854          1,504
                            --------   --------       --------       --------

                             109,328    118,647        232,967        222,536
                            --------   --------       --------       --------


Expenses
  Property Operations         48,326     50,315        107,676         95,154
  Administration              37,700     37,002         52,718         49,875
  Amortization &
   Depreciation               18,000     16,270         35,610         35,492
                            --------   --------       --------       --------

                             104,026    103,587        196,004        180,521
                            --------   --------       --------       --------

Net Income                  $  5,302   $ 15,060       $ 36,963       $ 42,015
                            ========   ========       ========       ========

                       See notes to financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership


                             STATEMENTS OF CASH FLOW
                                   (unaudited)


                                                      For the Six Months Ended
                                                   -----------------------------

                                                   June 30, 1998   June 30, 1997
                                                   -------------   -------------

Cash Flows From Operating Activities
   Cash received from customers                      $ 108,474       $ 117,738
   Cash paid to suppliers                              (86,150)        (87,024)
   Interest received                                       854       $     864
                                                     ---------       ---------

   Net cash provided by operating activities         $  23,178       $  31,623
                                                     ---------       ---------

Cash Flows From Investing Activities
   Capital Improvements                              $ (35,165)      $    --
                                                     ---------       ---------

   Net cash used in investing activities             $ (35,165)      $    --
                                                     ---------       ---------

Cash Flows From Financing Activities
   Distributions to partners                         $    --         $    --
                                                     ---------       ---------

   Net cash used in financing activities             $    --         $    --
                                                     ---------       ---------

Increase (decrease) in cash                          $ (11,987)      $  31,623
Cash and cash equivalents:
   Beginning                                            99,503          87,874
                                                     ---------       ---------

   Ending                                            $  87,516       $ 119,497
                                                     ---------       ---------


Reconciliation Of Net Income (Loss) To Net Cash
Provided By Operating Activities:
   Net income (loss)                                 $   5,302       $  15,060
   Adjustments to reconcile net income (loss)
     to net cash provided by
     operating activities:
     Depreciation and amortization                      18,000          16,270
   Change in assets and liabilities:
     Increase (decrease) in accounts payable              (124)            293
                                                     ---------       ---------

   Net cash provided by operating activities         $  23,178       $  31,623
                                                     =========       =========

                       See Notes to Financial Statements.

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                          NOTES OF FINANCIAL STATEMENTS
                                  June 30, 1998


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

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                          NOTES OF FINANCIAL STATEMENTS
                                  June 30, 1998


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

    Unaudited financial statements:
         The financial statements for the six months ended June 30, 1998 are unaudited, however, in management's opinion they include all adjustments necessary for a fair statement of the results of operations for such interim periods. The interim period results of operations are not necessarily indicative of results for a full year.

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

    (b) The Partnership also entered into an agreement with Armored Management LLC for the management of the Partnership's accounting, securities reporting, database and investor relations activities. The term of the agreement is for one year and shall be renewed from year to year unless and until either party terminates the agreement. The agreement provides for a flat fee of $3,000 per month as compensation for administrative services.

    (c) The Partnership reimburses the General Partner for the costs of goods and materials used by and for the Partnership and administrative services necessary to the operation of the Partnership.

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                          NOTES OF FINANCIAL STATEMENTS
                                  June 30, 1998





NOTE 4: Due From Former General Partner

     Due from former General Partner represents a receivable to the Partnership for those amounts reimbursed to the former Managing General Partner for syndication fees incurred in excess of the percentage allowable by the Partnership's prospectus with respect to the total amount of limited partners capital raised. On April 3, 1987 the offering was terminated. Based on actual units sold through the date of termination, it was determined by the General Partner that too much had been paid to the former Managing General Partner. The excess, which amounted to $93,438, has been reclassified to due from former General Partner. At June 30, 1998 the balance due from former General Partner was $52,046.

PART I.  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

         The Partnership has one operating facility located in Phoenix, Arizona. The Partnership's facility generated an aggregate gross operating revenue of $108,474 during the first six months of 1998 compared to $117,783 during the first six months of 1997. The facility maintained an occupancy level of 81% at the end of June, 1998, down from 91% the prior year.

         Operating expenses through June 30, 1998 were $48,326 compared to $50,315 for 1997. Administrative expenses for 1998 were $37,700 nearly identical to $37,002 in 1997.

         Financial results reflect a continud decrease in revenues. An increase in self storage supply is partially responsible for the decreasing occupancy percentage. We invested over $35,000 in the first half of 1998 in an effort to upgrade our facility to make it more competitive. We expect occupancy levels to gradually increase to the long-term norm of 90%. Expenses are expected to remain stable for the balance of the year.

Liquidity and Capital Resources

         As of June 30, 1998, the Partnership held cash and cash equivalents totaling $87,516 as compared to $119,497 for the corresponding quarter of 1997.

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


                                            ARMORED STORAGE INCOME INVESTORS 2
                                                              (Registrant)

                                            By:  Armored Management L.L.C.
                                                     Its General Partner


                                                 By: /s/ Dale D. Ulrich
                                                    ----------------------
                                                      Dale D. Ulrich, Member


                                                 Dated:   7/30/98
                                                       -------------------