Form 10-Q
period 1998-09-30
ARMORED STORAGE INCOME INVESTORS 2
filed 1998-11-09
CIK 788078

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:                                       Commission File Number:
September 30, 1998                                              33-2732
------------------                                       -----------------------


             ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP 2
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          California                                       93-0930503
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                        3839 North 3rd Street, Suite 108
                             Phoenix, Arizona 85012
             ------------------------------------------------------
            (Address of and zip code of principal executive offices)


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

                        Yes  [X]    No   [ ]

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership


                                     PART I

                              FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS                                            PAGE
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

                       ARMORED STORAGE INCOME INVESTORS 2
                        a California Limited Partnership

                                 BALANCE SHEETS
                                  (Unaudited)


                                              September 30,        September 30,
                                                  1998                 1997
                                              -------------        -------------
ASSETS

Property
  Land                                        $   242,825           $   242,825
  Buildings                                     1,100,520             1,068,145
  Furniture and fixtures                           25,446                22,655
                                              -----------           -----------
                                                1,368,791             1,333,626
     Less accumulated depreciation                434,462               396,258
                                              -----------           -----------
                                                  934,329               937,368

Cash and cash equivalents                          54,196                88,303
Other assets                                        2,700                 1,600
                                              -----------           -----------
                                              $   991,225           $ 1,027,271
                                              ===========           ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                   33,479                27,671


Commitments (Note 3)

Partners' capital
  General partner                                  (3,035)               (4,100)
  Limited partners                              1,012,827             1,083,417
  Less amount due from
    general partner                               (52,046)              (52,046)
                                              -----------           -----------

                                              $   991,225           $ 1,027,271
                                              ===========           ===========


                       See notes to financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                             STATEMENT OF OPERATIONS
                                  (unaudited)


                            For the Nine Months      For the Year   For the Year
                                   Ended                Ended          Ended
                          ------------------------   ------------   ------------
                          September      September     December       December
                          30, 1998       30, 1997      31, 1997       31, 1996
                          --------       --------      --------       --------
Income
  Rental                  $161,817       $175,666      $231,117       $221,032
  Interest                   1,220          1,456         1,854          1,504
                          --------       --------      --------       --------

                           163,037        177,122       232,967        222,536
                          --------       --------      --------       --------


Expenses
  Property Operations       74,745         78,078       107,676         95,151
  Administration            47,154         44,834        52,718         49,857
  Amortization &
   Depreciation             27,000         24,405        35,610         35,492
                          --------       --------      --------       --------

                           148,899        147,317       196,004        180,521
                          --------       --------      --------       --------

Net Income (loss)         $ 14,138       $ 29,805      $ 36,963       $ 42,015
                          ========       ========      ========       ========


                       See notes to financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                             STATEMENTS OF CASH FLOW
                                  (unaudited)


                                                   For the Nine Months Ended
                                                --------------------------------
                                                September 30,      September 30,
                                                    1998               1997
                                                -------------      -------------
Cash Flows From Operating Activities
   Cash received from customers                   $ 161,817         $ 175,666
   Cash paid to suppliers                          (110,029)         (115,522)
   Interest received                                  1,220             1,456
                                                  ---------         ---------

   Net cash provided by operating activities      $  53,008         $  61,600
                                                  ---------         ---------
Cash Flows From Investing Activities
   Capital improvements                           $ (35,165)        $      --
                                                  ---------         ---------

   Net cash used in investing activities          $ (35,165)        $      --
                                                  ---------         ---------
Cash Flows From Financing Activities
   Distributions to partners                      $ (63,150)        $ (66,474)
   Payment on general partner receivable                 --             5,303
                                                  ---------         ---------

   Net cash used in financing activities          $ (63,150)        $ (61,171)
                                                  ---------         ---------

Increase (decrease) in cash                       $ (45,307)        $     429
Cash and cash equivalents:
   Beginning                                         99,503            87,874
                                                  ---------         ---------

   Ending                                         $  54,196         $  88,303
                                                  =========         =========
Reconciliation Of Net Income (Loss) To Net Cash
Provided By Operating Activities:
   Net income (loss)                              $  14,138         $  29,805
   Adjustments to reconcile net income (loss)
     to net cash provided by
     operating activities:
     Depreciation and amortization                   27,000            24,405
   Change in assets and liabilities:
     Increase (decrease) in accounts payable         11,870             7,390
                                                  ---------         ---------

   Net cash provided by operating activities      $  53,008         $  61,600
                                                  =========         =========


                       See Notes to Financial Statements.

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                          NOTES OF FINANCIAL STATEMENTS
                               September 30, 1998


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

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                          NOTES OF FINANCIAL STATEMENTS
                               September 30, 1998


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

         Unaudited financial statements:
            The financial statements for the nine months ended September 30, 1998 are unaudited, however, in management's opinion they include all adjustments necessary for a fair statement of the results of operations for such interim periods. The interim period results of operations are not necessarily indicative of results for a full year.

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

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                          NOTES OF FINANCIAL STATEMENTS
                               September 30, 1998

NOTE 4: Due From Former General Partner

            Due from former General Partner represents a receivable to the Partnership for those amounts reimbursed to the former Managing General Partner for syndication fees incurred in excess of the percentage allowable by the Partnership's prospectus with respect to the total amount of limited partners capital raised. On April 3, 1987 the offering was terminated. Based on actual units sold through the date of termination, it was determined by the General Partner that too much had been paid to the former Managing General Partner. The excess, which amounted to $93,438, has been reclassified to due from former General Partner. At September 30, 1998 the balance due from former General Partner was $52,046.

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

         The Partnership has one operating facility located in Phoenix, Arizona. The Partnership's facility generated an aggregate gross operating revenue of $161,817 during the first nine months of 1998 compared to $175,666 during the first nine months of 1997. The facility reached an occupancy level of 83% at the end of September, 1998, down from 87% a year ago.

         Operating expenses through September 30, 1998 were $74,745 compared to $78,078 for 1997. Administrative expenses for 1998 were $47,154 opposed to $44,834 in 1997.

Liquidity and Capital Resources

         As  of  September  30,  1998,  the  Partnership   held  cash  and  cash
equivalents totaling $54,196 as compared to $88,303 for the corresponding quarter of 1997.

                                     PART II

                                OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS:

        Not applicable.

ITEM 2: CHANGES IN SECURITIES:

        Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES:

        Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

        Not applicable.

ITEM 5: OTHER INFORMATION:

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


                                     ARMORED STORAGE INCOME INVESTORS 2
                                             (Registrant)

                                     By: Armored Management L.L.C.
                                         Its General Partner


                                     By: /s/ Dale D. Ulrich
                                        ------------------------------
                                             Dale D. Ulrich


                                     Dated: 11/5/98
                                          ----------------------------