Form 10-K405
period 1998-12-31
ARMORED STORAGE INCOME INVESTORS 2
filed 1999-03-31
CIK 788078

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended December 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from __________________ to _________________

     Commission file number:  33-2732

     ARMORED STORAGE INCOME INVESTORS 2 (a California Limited Partnership)
      ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          California                                      93-0930503
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

4425 N. 24th St., Ste. 225, Phoenix, Arizona                       85016
--------------------------------------------                    ----------
 (Address of principal executive office)                        (Zip Code)

Registrant's telephone number, including area code:  (602) 230-1655

          Securities registered pursuant to Section 12(b) of the Act:

   Title of each class              Name of each exchange on which registered
   -------------------              -----------------------------------------
         NONE                                         NONE

          Securities registered pursuant to Section 12(g) of the Act:

                            LIMITED PARTNERSHIP UNITS
                            -------------------------
                                (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X} No[ ]

As of March 1, 1999, 4210 Limited Partnership Units were outstanding. Such limited Partnership Units were sold at $500 per Unit. However, no market for the Limited Partnership Units of the Registrant exists and therefore the aggregate market value of the Units held by non-affiliates of the Registrant is not determinable.

                      DOCUMENTS INCORPORATED BY REFERENCE
The Registrant's Prospectus dated April 4, 1986 filed pursuant to Rule 424 (c) under the Securities Act of 1933 as amended is incorporated by reference into Parts I, II and III of this report pursuant to Rule 12b-23 under the Securities Exchange Act of 1934.

                                     PART I

ITEM 1.  BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

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

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Registrant operates in only one industry segment, the acquisition, development, operation and holding for investment of self-storage facilities. Information relating to the Registrant's revenues, operating profit (loss) and identifiable assets attributable thereto for the fiscal year ended December 31, 1998 is set forth under Item 8 below.

(c) NARRATIVE DESCRIPTION OF BUSINESS

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

WASHINGTON STREET
The Registrant's self-storage facility is located at 3036 E. Washington Street, Phoenix, Arizona, in the central part of the city, with close proximity to Sky Harbor International Airport and the downtown business center. The facility, which consists of both one and two level storage buildings, is approximately 44,000 gross square feet, built on approximately 1.82 acres of land. The property was acquired on December 23, 1986, for a total purchase price of $1,122,000. The facility was approximately 10 years old at the time of the Registrant's purchase, and had maintained an occupancy level averaging 90% for the past several years. As of February 28, 1999 the facility was 81% occupied.

ITEM 3. LEGAL PROCEEDINGS.

The registrant is not subject to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

(a) MARKET INFORMATION. No market for Limited Partnership Units exists or is expected to develop.

(b) HOLDERS. The approximate number of holders of the Registrant's Limited Partnership Units as of the close of business on December 31, 1998 was 337.

(c) DIVIDENDS. During the years ended December 31, 1992, through 1998, the Partnership made distributions of cash to the limited partners. The source of these distributions were as follows:

                    1992     1993     1994     1995     1996     1997     1998
                  -------  -------  -------  -------  -------  -------  -------
From net income   $10,502  $   -0-  $26,704  $ 9,585  $39,914  $35,115  $19,971
From partners'
 capital           23,481   33,975    7,271   28,305    2,186   28,035   43,179
                  -------  -------  -------  -------  -------  -------  -------
                  $33,983  $33,975  $33,975  $37,890  $42,100  $63,150  $63,150
                  =======  =======  =======  =======  =======  =======  =======

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

                                             For the Period
                         -------------------------------------------------------
                         From Inception
                          Jan  1, 1991  Jan  1, 1992  Jan  1, 1993  Jan  1, 1994
Statement of Income           Thru          Thru          Thru          Thru
Information:              Dec 31, 1991  Dec 31, 1992  Dec 31, 1993  Dec 31, 1994
                          ------------  ------------  ------------  ------------
Total Revenues            $   174,295   $   178,981   $   168,868   $   192,084
Net Income (Loss)         $    (3,944)  $    11,055   $   (13,369)  $    28,109
Net Income (Loss) Per
Limited Partnership Unit  $      (.93)  $      2.49   $     (3.14)  $      6.34


                          Jan  1, 1995  Jan  1, 1996  Jan  1, 1997  Jan  1, 1998
                              Thru          Thru          Thru          Thru
                          Dec 31, 1995  Dec 31, 1996  Dec 31, 1997  Dec 31, 1998
                          ------------  ------------  ------------  ------------
Total Revenues            $   191,603   $   222,536   $   232,967   $   217,933
Net Income (Loss)         $    10,089   $    42,015   $    36,963   $    21,022
Net Income (Loss) Per
Limited Partnership Unit  $      2.28   $      9.48   $      8.34   $      4.74



Balance Sheet                 As of         As of         As of         As of
Information:              Dec 31, 1991  Dec 31, 1992  Dec 31, 1993  Dec 31, 1994
                          ------------  ------------  ------------  ------------
Total Assets              $  1,145,802  $  1,117,739  $  1,076,397  $  1,070,340
Long-Term Debt                    $-0-          $-0-          $-0-          $-0-
Partners' Capital         $  1,123,515  $  1,103,365  $  1,059,051  $  1,055,872
Distributions Per Unit    $       8.07  $       8.07  $       8.07  $       8.07


                              As of         As of         As of         As of
                          Dec 31, 1995  Dec 31, 1996  Dec 31, 1997  Dec 31, 1998
                          ------------  ------------  ------------  ------------
Total Assets              $  1,047,288  $  1,051,247  $  1,028,366  $    990,763
Long-Term Debt                    $-0-          $-0-          $-0-          $-0-
Partners' Capital         $  1,027,688  $  1,030,966  $  1,006,757  $    967,365
Distributions Per Unit    $       9.00  $      10.00  $      15.00  $      15.00

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)(1) and (a)(2) LIQUIDITY AND CAPITAL RESOURCES

The Registrant was organized in January, 1986 and its offering of Limited Partnership Units was declared effective April 13, 1986. The Registrant raised $2,105,000 during the offering period.

The cash balance at December 31, 1998 of $63,113 will be used primarily as working capital reserves and, when appropriate, for distributions to the Limited Partners. Capital resources will only increase during the coming year as a result of a corresponding increase rental activity.

The registrant has acquired and developed all of its properties, therefore, no significant additional outlays of funds are expected beyond those items already budgeted.

(a)(3) RESULTS OF OPERATIONS

Rental income for 1998 was slightly lower than in 1997. An increase in vacancies was primarily responsible for the decrease. The Washington Street facility maintained an overall occupancy level of approximately 85%. During the year occupancy ranged from 78% to 88%. Occupancy at December 31, 1998 was 79%.

Expenses relating to property operations were similar to 1997. Partnership administration expenses were also similar to 1997.

The registrant anticipates that rental income in 1999 will be increased over 1998 as occupancies rebound. Our market studies indicate that our rates are competitive and future rent increases will be made on a selective basis. Expenses for 1999 should be similar to 1998 unless unforeseen circumstances occur.

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

The Company's Assessment of its Year 2000 issues is complete. The Company has determined that there is likely to be no material adverse consequence of Year 2000 issues on the Company's business, results of operations, or financial condition. The Company has few information technology or non-information technology aspects which may be affected by Year 2000; those that may be affected are the computing system used to administer operations. Investigation and queries of the software and hardware supplier's have determined by written statements or other assurances that they are Year 2000 compliant. The Company has no major supplier, vendor, or customers which is likely to materially affect the Company if it is affected by the Year 2000 problem. The Company has determined that it is at little risk of material disruption of its business due to Year 2000 issues.

In the event the computing system fails, the company will purchase and replace the necessary hardware and software for critical systems and contact the software and hardware suppliers to replace, at their cost, the failed components for remaining computers. Costs for Year 2000 compliance have been for investigation only and no remedial actions have or will be taken. The costs have been minimal and are not material to the financial condition of the Company.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Index to Financial Statements and Schedules attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

(a) IDENTIFICATION OF DIRECTORS

Carl R.  Spiekerman  and Dale D.  Ulrich  are the  managing  members  of Armored
Management L.L.C. Mr. Spiekerman, 55, is the sole shareholder and Chief Executive Officer of The Environmental Group, Inc., a Phoenix based real estate development firm. Mr. Spiekerman holds a Bachelor's Degree from the University of Puget Sound, Tacoma, Washington, and a Master's Degree from the University of Washington. Mr. Ulrich, 45, is a C.P.A. and also a panel trustee for the District of Arizona Bankruptcy Court and former president of the Arizona Society of CPA's. Mr. Ulrich graduated from Marquette University, Milwaukee, Wisconsin.

(b) IDENTIFICATION OF EXECUTIVE OFFICERS

    None

(c) SIGNIFICANT EMPLOYEES

    None

(d) FAMILY RELATIONSHIPS

    None

(e) LEGAL PROCEEDINGS

    None

ITEM 11. EXECUTIVE COMPENSATION

The General Partner, and its affiliates, earned fees, commissions, and expense reimbursements, as permitted in the Limited Partnership Agreement, as follows:

                For the Year Ended:            12/31/98    12/31/97   12/31/96
                                               --------    --------   --------
Direct expenses relating to
administration of the Partnership
which were reimbursed or are to be
reimbursed to the Managing General
Partner, or affiliates thereof                 None         $2000       None

General Partner's distributive
share of cash available for
distribution                                   $3325(1)     $3323       425

Real estate commission upon the
sale of Partnership property
payable to the General Partner                 None(2)      None        None

General Partner's share of sale or
refinancing proceeds                           None(3)      None        None

(1) Cash Available for Distribution, if any, shall be Distributed 95% to the Limited Partners, and 5% to the General Partner, with the General Partner's share subordinated to a 10% annual cumulative, noncompounded return with respect to the Limited Partners' Adjusted Capital Contribution.

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

(2) The General Partner, or an affiliate, are entitled to receive a subordinated real estate commission in an amount not to exceed the lesser of one-half the amount customarily charged by others rendering similar services or 3% of the sale price.

(3) Sale or refinancing proceeds will be distributed to Limited Partners in accordance with their Capital Accounts in an amount equal to their Adjusted Capital Contributions, then to the Limited Partners in an amount, if any, by which actual Distributions of Cash Available for Distribution were less than the preferred 10% return, then to the General Partner, a subordinated unpaid 5% of Cash Available for Distribution, and the remaining 80% to the Limited Partners, and 20% to the General Partner.

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

As of December 31, 1998 Dale D. Ulrich, one of the members of the managing general partner, owns 43 limited partnership units constituting 1% of the total outstanding units.

There are no arrangements known to the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 1998 the General Partner received payment of $13,219 for property management fees, $36,000 for partnership administration services, and $5000 for assistance in the annual audit of the partnership.

During the year ended December 31, 1997 The Environmental Group, Inc., an affiliate of the General Partner, received or incurred $2000 in direct expense reimbursement for the administration of the Partnership.

During the years ended December 31, 1997 and 1996, QuestCor, Inc., an affiliate of the General Partner, was paid the following fees:

                                                   1997           1996
                                                 -------        -------
         Property management                     $13,918        $13,313
         Partnership administration              $30,000        $30,000
         Audit assistance                        $ 5,000        $ 5,000

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (a)(2) LIST OF FINANCIAL STATEMENTS AND SCHEDULES AS A PART OF THIS
                  REPORT

Report of Independent Certified Public Accountants

FINANCIAL STATEMENTS
         Balance sheet
         Statement of operations
         Statement of changes in partners' equity
         Statement of cash flows
         Notes to financial statements

(a)(3) LIST OF EXHIBITS FILED AS PART OF THIS REPORT

    None

(b) REPORTS ON FORM 8-K

    None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ARMORED STORAGE INCOME INVESTORS 2
                                             LIMITED PARTNERSHIP

                                             By:  Armored Management, L.L.C.

                                             Its: General partner



Dated: 3/24/99                               By: /s/ Carl R. Spiekerman
      ---------                                 --------------------------------
                                                Carl R. Spiekerman, Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity on the date indicated.

       SIGNATURE                          TITLE                       DATE


/s/ Carl R. Spiekerman         Member of Armored Management         3/24/99
--------------------------     L.L.C., general partner          ----------------
Carl R. Spiekerman

                        [LETTERHEAD OF TOBACK CPAs P.C.]

To the Partners of
Armored Storage Income Investors 2
Phoenix, Arizona


                          INDEPENDENT AUDITOR'S REPORT

         We have audited the accompanying balance sheets of Armored Storage Income Investors 2 (a California limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Armored Storage Income Investors 2 as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



                                             /s/ Toback CPAs, P.C.

TOBACK CPAs, P.C.
Phoenix, Arizona
January 27, 1999

                       ARMORED STORAGE INCOME INVESTORS 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997


                                     ASSETS

                                                        1998            1997
                                                    -----------     -----------
Rental property and equipment:
  Land                                              $   242,825     $   242,825
  Building                                            1,100,520       1,068,145
  Furniture and fixtures                                 25,446          22,655
                                                    -----------     -----------
                                                      1,368,791       1,333,625
  Less accumulated depreciation                        (444,341)       (407,462)
                                                    -----------     -----------

                                                        924,450         926,163

Cash and cash equivalents                                63,113          99,503
Accounts receivable, net of allowance
  of $3,200 and $2,700                                    3,200           2,700
                                                    -----------     -----------

      Total assets                                  $   990,763     $ 1,028,366
                                                    ===========     ===========

                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses               $    18,398     $    15,609

Unearned rent                                             5,000           6,000
                                                    -----------     -----------

  Total liabilities                                      23,398          21,609
                                                    -----------     -----------
Commitments (Note 3)

Partners' equity (Note 4):
  General partner                                        (6,015)         (3,742)
  Limited partners; 4,210 units outstanding           1,019,366       1,062,545
                                                    -----------     -----------
                                                      1,013,351       1,058,803
  Less amount due from former
    general partner (Note 5)                            (45,986)        (52,046)
                                                    -----------     -----------
                                                        967,365       1,006,757
                                                    -----------     -----------

      Total liabilities and partners' equity        $   990,763     $ 1,028,366
                                                    ===========     ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                1998         1997         1996
                                              --------     --------     --------

Rental income                                 $216,513     $231,117     $221,032
Interest income                                  1,420        1,850        1,504
                                              --------     --------     --------

                                               217,933      232,967      222,536
                                              --------     --------     --------
Expenses:
    Property operations                        103,495      107,676       95,154
    Partnership
    administration (Note 3)                     56,537       52,718       49,875
    Depreciation                                36,879       35,610       35,492
                                              --------     --------     --------

                                               196,911      196,004      180,521
                                              --------     --------     --------

Net income                                    $ 21,022     $ 36,963     $ 42,015
                                              ========     ========     ========
Net income allocated to
    general partner                           $  1,051     $  1,848     $  2,101

Net income allocated to
    limited partners                            19,971       35,115       39,914
                                              --------     --------     --------

Net income                                    $ 21,022     $ 36,963     $ 42,015
                                              ========     ========     ========
Net income allocated to
    limited partners per limited
    partnership unit (Note 4)                 $   4.74     $   8.34     $   9.48
                                              ========     ========     ========
Distributions per
    limited partnership unit                  $  14.98     $  14.98     $  10.00
                                              ========     ========     ========
Number of limited partnership
    units outstanding                         $  4,210        4,210        4,210
                                              ========     ========     ========

                          The accompanying notes are an
                  integral part of these financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                Amount due
                               from former
                                 general     General     Limited
                                 partner     partner     partners       Total
                                 -------     -------     --------       -----

Balance, December 31, 1995       (61,137)    (3,941)    1,092,766     1,027,688

 Distributions to partners            --       (425)      (42,100)      (42,525)
 Payments received from former
   general partner                 3,788         --            --         3,788
 Net income                           --      2,101        39,914        42,015
                                --------    -------    ----------    ----------

Balance, December 31, 1996       (57,349)    (2,265)    1,090,580     1,030,966

 Distributions to partners            --     (3,325)      (63,150)      (66,475)
 Payments received from former
   general partner                 5,303         --            --         5,303
 Net income                           --      1,848        35,115        36,963
                                --------    -------    ----------    ----------

Balance, December 31, 1997       (52,046)    (3,742)    1,062,545     1,006,757

 Distributions to partners            --     (3,324)      (63,150)      (66,474)
 Payments received from former
   general partner                 6,060         --            --         6,060
 Net income                           --      1,051        19,971        21,022
                                --------    -------    ----------    ----------

Balance, December 31, 1998      $(45,986)   $(6,015)   $1,019,366    $  967,365
                                ========    =======    ==========    ==========

                          The accompanying notes are an
                  integral part of these financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                 1998        1997        1996
                                                 ----        ----        ----
Cash flows from operating activities:
 Cash received from customers                 $ 215,013   $ 231,017   $ 222,463

 Cash paid to suppliers and service providers  (157,243)   (160,066)   (144,979)
 Interest received                                1,420       1,850       1,504
                                              ---------   ---------   ---------

   Net cash provided by operating activities     59,190      72,801      78,988
                                              ---------   ---------   ---------
Cash flows from investing activities:
 Purchase of rental property and equipment      (35,166)         --      (8,175)
                                              ---------   ---------   ---------
Cash flows from financing activities:
 Distributions to limited partners              (63,150)    (63,150)    (42,100)
 Distributions to general partner                (3,324)     (3,325)       (425)
 Payments received on due from former general
   partner
                                                  6,060       5,303       3,788
                                              ---------   ---------   ---------

   Net cash used in financing activities        (60,414)    (61,172)    (38,737)
                                              ---------   ---------   ---------
 (Decrease) increase in cash and cash
   equivalents
                                                (36,390)     11,629      32,076
Cash and cash equivalents:
  Beginning                                      99,503      87,874      55,798
                                              ---------   ---------   ---------

  Ending                                      $  63,113   $  99,503   $  87,874
                                              =========   =========   =========

                          The accompanying notes are an
                  integral part of these financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                   1998        1997        1996
                                                   ----        ----        ----
Reconciliation of net income to net cash
provided by operating activities
 Net income                                      $21,022    $36,963    $42,015
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                   36,879     35,610     35,492
   Changes in assets and liabilities:
     (Increase) decrease in accounts
       receivable                                   (500)    (1,100)       800
     Increase in accounts payable and
       accrued expenses                            2,789        328         50
     (Decrease) increase in unearned rent         (1,000)     1,000        631
                                                 -------    -------    -------
 Net cash provided by operating activities       $59,190    $72,801    $78,988
                                                 =======    =======    =======

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

    Differences  between the tax bases and reported  amounts of the  Partnership assets and liabilities result from a difference in accumulated depreciation of approximately $50,000 at December 31, 1998 and capitalized syndication costs for tax purposes of approximately $280,000.

    Cash and cash equivalents:

    For reporting in the statements of cash flows, the Partnership considers all certificates of deposit and money market funds with a maturity of three months or less to be cash equivalents.

3.  Commitments and related party transactions:

    Prior to January 1, 1998, the Partnership operated under an agreement with Chris Cap Corporation dba QuestCor, Inc. (QuestCor) to manage the Partnership's self-storage facility. The agreement provided that the manager receive, as compensation for services, the greater of $1,000 per month or 6% of the gross cash receipts. On January 1, 1998, the Partnership entered into an agreement with similar terms for these services with Armored Management, L.L.C. The term of the agreement is for one year through December 31, 1998.

                       ARMORED STORAGE INCOME INVESTORS 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Commitments and related party transactions, continued:

    Prior to January 1, 1998, the Partnership had contracted with QuestCor to provide administrative services to the Partnership, such as investor relations, database management (including data processing of investor subscriptions, fund distributions, ownership changes, and subscription input), accounting, preparation and coordinating the preparation of periodic regulatory reports and tax related forms. The agreement provided for payment by the Partnership to QuestCor of $2,500 per month as compensation for its services. Additionally, the Partnership paid QuestCor $5,000 per year for providing assistance in the annual Partnership audit. A 50% member of Armored Management, L.L.C. is also a 50% shareholder of QuestCor. On January 1, 1998, the Partnership entered into a similar agreement for these services with Armored Management, L.L.C. The current year agreement provided for payment by the Partnership to Armored Management, L.L.C. of $3,000 per month as compensation for its services. Additionally, the Partnership pays Armored Management, L.L.C. $5,000 per year for providing assistance in the annual Partnership audit. The term of the agreement is for one year through December 31, 1998 and shall continue on a month-to-month basis unless either party terminates the agreement.

    The following are the approximate fees paid to the related management companies for the years ended December 31, 1998, 1997 and 1996:

                                             1998       1997       1996
                                           -------    -------    -------
        Property management                $13,000    $14,000    $13,000
        Partnership administration          36,000     30,000     30,000
        Audit assistance                     5,000      5,000      5,000

    During the year ended December 31, 1997, the Partnership paid an affiliate of the General Partner $2,500 in direct expense reimbursements associated with a market study for the facility.

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

5.  Due from former General Partner:

    Due from former General Partner (Armored Storage, Ltd.) represents a receivable of the Partnership for those amounts reimbursed to the former Managing General Partner for syndication fees incurred in excess of the percentage allowable by the Partnership's prospectus which was based on the total amount of limited partners' capital raised. At December 31, 1986, syndication fees of approximately $309,000 had been paid. On April 3, 1987, the offering was terminated. Based on actual units sold through the date of termination, excess syndication fees totaling approximately $113,000 were recorded as amounts due from the former General Partner.

    Ascollateral for the receivable,  Armored Storage One Limited Partnership (a
      related   partnership   through  common  general  partners)  assigned  its
      partnership interests in any proceeds or distributions from Armored Storage Income Investors Limited Partnership to Armored Storage Income Investors 2 until such time as the indebtedness is satisfied.

6.  Partnership administration and property operations:

    Included in partnership administration and property operations are the following expenses:

                                               1998        1997        1996
                                             -------     -------     -------
    Partnership administration:
      Accounting                             $13,835     $13,275     $12,860

    Property operations:
      Advertising                              2,092      18,145       4,479
      Insurance                                2,494       2,369       2,233
      Management fee                          13,219      13,918      13,313
      Property taxes                          36,183      30,460      29,467
      Repairs and maintenance                  5,756       2,933       6,343
      Utilities                                7,119       6,616       6,950
      Wages and payroll taxes                 26,330      23,774      22,975

                       ARMORED STORAGE INCOME INVESTORS 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.  Impact of year 2000 (unaudited):

    The Company's assessment of its Year 2000 issues is complete. The Company has determined that there is likely to be no material adverse consequence of Year 2000 issues on the Company's business, results of operations, or financial condition. The Company has few information technology or non-information technology aspects which may be affect by Year 2000; those that may be affected are the computing system used to administer operations. Investigation and queries of the software and hardware suppliers have determined by written statements or other assurances that they are Year 2000 compliant. The Company has no major supplier, vendor, or customers which is likely to materially affect the Company if it is affected by the Year 2000 problem. The Company has determined that it is at little risk of material disruption of its business due to Year 2000 issues.

    In the event the computing  system  fails,  the Company  will  purchase  and replace the necessary hardware and software for critical systems and contact the software and hardware suppliers to replace, at their cost, the failed components for remaining computers. Costs for the Year 2000 compliance have been for investigation only and no remedial actions have or will be taken. The costs have been minimal and are not material to the financial condition of the Company.