Form 10-Q
period 1999-03-31
ARMORED STORAGE INCOME INVESTORS 2
filed 1999-05-12
CIK 788078

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:                                       Commission File Number:
   March 31, 1999                                                  33-2732
------------------                                       -----------------------

                      ARMORED STORAGE INCOME INVESTORS 2 _
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           California                               93-0930503
-------------------------------           ---------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)


                         4425 N. 24th Street, Suite 225
                             Phoenix, Arizona 85016
            --------------------------------------------------------
            (Address of and zip code of principal executive offices)

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

                       ARMORED STORAGE INCOME INVESTORS 2
                        a California Limited Partnership


                                 BALANCE SHEETS
                                   (Unaudited)


                                                  March 31,       December 31,
                                                    1999               1998
                                               -----------        -----------

ASSETS

Property
  Land                                         $   242,825        $   242,825
  Buildings                                      1,100,520          1,100,520
  Furniture and fixtures                            25,446             25,446
                                               -----------        -----------
                                                 1,368,791          1,368,791
         Less accumulated depreciation            (453,541)          (444,341)
                                               -----------        -----------
                                                   915,250            924,450

Cash and cash equivalents                           62,186             63,113
Due from former General Partner(Note 4)             45,986             45,986
Other assets                                         3,200              3,200
                                               -----------        -----------
                                               $ 1,026,622        $   990,763
                                               ===========        ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                    14,311             23,398


Commitments (Note 3)

Partners' capital
  General partner                                   (6,068)            (6,015)
  Limited partners                               1,018,379          1,019,366
                                               -----------        -----------

                                               $ 1,026,622        $   990,763
                                               ===========        ===========

                       See Notes to financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership


                             STATEMENT OF OPERATIONS
                                   (unaudited)


                        For the Three Months         For the Year   For the Year
                                Ended                  Ended            Ended

                         March          March          December        December
                       31, 1999        31, 1998        31, 1998        31, 1997
                       ---------       ---------       ---------      ---------


Income
  Rental               $  56,028       $  54,738       $ 216,513      $ 231,117
  Interest                   206             476           1,420          1,850
                       ---------       ---------       ---------      ---------

                          56,234          55,214         217,933        232,967
                       ---------       ---------       ---------      ---------


Expenses
  Property Operations     30,681          24,203         103,495        107,676
  Administration          17,393          26,901          56,537         52,718
  Amortization &
   Depreciation            9,200           9,000          36,879         35,610
                       ---------       ---------       ---------      ---------

                          57,274          60,104         196,911        180,004
                       ---------       ---------       ---------      ---------

Net Income (loss)      $  (1,040)      $  (4,898)      $  21,022      $  36,963
                       =========       =========       =========      =========

                       See notes to financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership


                             STATEMENTS OF CASH FLOW
                                   (unaudited)


                                                     For the Three Months  Ended
                                                         March 31,     March 31,
                                                           1999          1998

Cash Flows From Operating Activities
   Cash received from customers                          $ 56,028      $ 54,738
         Cash paid to suppliers                           (57,161)      (60,099)
         Interest received                                    206         1,850
                                                         --------      --------

         Net cash provided by operating activities       $   (927)       (3,511)
                                                         --------      --------

Cash Flows From Investing Activities
         Additions to property                                 --       (30,694)
                                                         --------      --------

Cash Flows From Financing Activities
         Distributions to partners                             --            --
                                                         --------      --------

         Net cash used in financing activities                 --            --
                                                         --------      --------

Increase (decrease) in cash                              $   (927)     $(34,205)
Cash and cash equivalents:
         Beginning                                         63,113        99,503
                                                         --------      --------

         Ending                                          $ 62,186      $ 65,298
                                                         ========      ========


Reconciliation Of Net Income (Loss) To Net Cash
Provided By Operating Activities:
         Net income (loss)                               $ (1,040)     $ (4,890)
         Adjustments to reconcile net income (loss)
           to net cash provided by
           operating activities:
           Depreciation and amortization                    9,200         9,000
         Change in assets and liabilities:
           Increase (decrease) in accounts payable         (9,087)       (7,621)
                                                         --------      --------

         Net cash provided by operating activities       $   (927)     $ (3,511)
                                                         ========      ========

                       See Notes to Financial Statements.

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                          NOTES OF FINANCIAL STATEMENTS
                                 March 31, 1999


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

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                          NOTES OF FINANCIAL STATEMENTS
                                 March 31, 1999


NOTE 2.  Summary of Significant Accounting Policies, continued

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

NOTE 3: Commitments

         The partnership has the following commitments:
         (a)      The  Partnership   entered  into  an  agreement  with  Armored
                  Management, LLC on January 1, 1999, to manage the Partnership's self-storage facility. The term of the agreement is for one year and shall be renewed from year to year unless and until either party terminates the agreement. The agreement provides that the manager shall receive, as compensation for services, 6% of the actual gross cash receipts.

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

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                          NOTES OF FINANCIAL STATEMENTS
                                 March 31, 1999





NOTE 4:  Due From Former General Partner

         Due from former General Partner represents a receivable to the Partnership for those amounts reimbursed to the former Managing General Partner for syndication fees incurred in excess of the percentage allowable by the Partnership's prospectus with respect to the total amount of limited partners capital raised. On April 3, 1987 the offering was terminated. Based on actual units sold through the date of termination, it was determined by the General Partner that too much had been paid to the former Managing General Partner. The excess, which amounted to $93,438, has been reclassified to due from former General Partner. At March 31, 1999 the balance due from former General Partner was $45,986.

NOTE 5:  Impact of Year 2000

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

PART I.  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

         The Partnership has one operating facility located in Phoenix, Arizona. The Partnership's facility generated an aggregate gross operating revenue of $56,028 during the first three months of 1999 compared to $54,738 during the first three months of 1998. The facility maintained an occupancy level of 80% at the end of March 1999, the same as the prior year.

         Operating expenses through March 31, 1999 were $30,681 compared to $24,203 for 1998. Advertising, salaries, and property taxes all were higher than in 1998. Administrative expenses for 1999 were $17,393 opposed to $26,901 in 1998. Timing differences explain the variation between the two years.

         The occupancy rate has stabilized at the property after a year and a half decline. A small price increase and the completion of the maintenance issues is expected to reverse the trend and lead to higher revenues over the remainder of the year.

Liquidity and Capital Resources

         As of March 31, 1999, the Partnership held cash and cash equivalents totaling $62,186 as compared to $65,298 for the corresponding quarter of 1998.

                                     PART II

                                OTHER INFORMATION


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


                                        ARMORED STORAGE INCOME INVESTORS 2
                                                          (Registrant)

                                        By:  Armored Management L.L.C.
                                                 Its General Partner


                                                 By:/s/ Dale D. Ulrich
                                                    ----------------------------
                                                      Dale D. Ulrich, Member


                                                 Dated:     5/11/99
                                                       ------------------------