Form 10-Q
period 1999-06-30
ARMORED STORAGE INCOME INVESTORS 2
filed 1999-08-10
CIK 788078

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:                                       Commission File Number:
------------------                                       -----------------------
   June 30, 1999                                                 33-2732


                       ARMORED STORAGE INCOME INVESTORS 2
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          California                                       93-0930503
-------------------------------                ---------------------------------
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

                       ARMORED STORAGE INCOME INVESTORS 2
                        a California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)

                                                   June 30,          June 30,
                                                     1999              1998
                                                 -----------        -----------
ASSETS

Property
  Land                                           $   242,825        $   242,825
  Buildings                                        1,100,520          1,100,520
  Furniture and fixtures                              25,446             25,446
                                                 -----------        -----------
                                                   1,368,791          1,368,791
         Less accumulated depreciation               462,741            425,462
                                                 -----------        -----------
                                                     906,050            943,329

Cash and cash equivalents                             71,755             87,516
Other assets                                           3,200              2,700
                                                 -----------        -----------
                                                 $   981,005        $ 1,033,545
                                                 ===========        ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                      23,203             21,485

Commitments (Note 3)

Partners' capital
  General partner                                     (6,493)            (3,477)
  Limited partners                                 1,010,281          1,067,583
  Less amount due from general partner               (45,986)           (52,046)
                                                 -----------        -----------
                                                 $   981,005        $ 1,033,545
                                                 ===========        ===========

                       See Notes to financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                             For the Six Months      For the Year   For the Year
                                    Ended               Ended          Ended
                             ---------------------   ------------   ------------
                               June         June       December       December
                             30, 1999     30, 1998     31, 1998       31, 1997
                             ---------    --------     --------       --------

Income
  Rental                     $ 109,822    $108,474     $216,513       $231,117
  Interest                         345         854        1,420          1,854
                             ---------    --------     --------       --------

                               110,167     109,328      217,933        232,967
                             ---------    --------     --------       --------

Expenses
  Property Operations           61,865      48,326      103,495        107,676
  Administration                39,466      37,700       56,537         52,718
  Amortization &
   Depreciation                 18,400      18,000       36,879         36,610
                             ---------    --------     --------       --------
                               119,731     104,026      196,911        196,004
                             ---------    --------     --------       --------
Net Income(Loss)             $  (9,564)   $  5,302     $ 21,022       $ 36,963
                             =========    ========     ========       ========

                       See notes to financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                             STATEMENTS OF CASH FLOW
                                   (unaudited)


                                                     For the Six Months Ended
                                                   -----------------------------
                                                   June 30, 1999   June 30, 1998
                                                   -------------   -------------
Cash Flows From Operating Activities
  Cash received from customers                         $ 109,822      $ 108,474
    Cash paid to suppliers                              (101,525)       (86,150)
    Interest received                                  $     345      $     854
                                                       ---------      ---------
    Net cash provided by operating activities          $   8,642      $  23,178
                                                       ---------      ---------

Cash Flows From Investing Activities
  Capital Improvements                                 $      --      $ (35,165)
                                                       ---------      ---------
  Net cash used in investing activities                $      --      $ (35,165)
                                                       ---------      ---------
Cash Flows From Financing Activities
    Distributions to partners                          $      --      $      --
                                                       ---------      ---------
    Net cash used in financing activities              $      --      $      --
                                                       ---------      ---------
Increase (decrease) in cash                            $   8,642      $ (11,987)
Cash and cash equivalents:
    Beginning                                             63,113         99,503
                                                       ---------      ---------
    Ending                                             $  71,755      $  87,516
                                                       =========      =========
Reconciliation Of Net Income (Loss) To Net Cash
Provided By Operating Activities:
  Net income (loss)                                    $  (9,564)     $   5,302
  Adjustments to reconcile net income (loss)
    to net cash provided by
    operating activities:
    Depreciation and amortization                         18,400         18,000
  Change in assets and liabilities:
    Increase (decrease) in accounts payable                 (194)          (124)
                                                       ---------      ---------
  Net cash provided by operating activities            $   8,642      $  23,178
                                                       =========      =========

                       See Notes to Financial Statements.

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                          NOTES OF FINANCIAL STATEMENTS
                                  June 30, 1999


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

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                          NOTES OF FINANCIAL STATEMENTS
                                  June 30, 1999


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

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                          NOTES OF FINANCIAL STATEMENTS
                                  June 30, 1999


NOTE 4: Due From Former General Partner

          Due from former General Partner represents a receivable to the Partnership for those amounts reimbursed to the former Managing General Partner for syndication fees incurred in excess of the percentage allowable by the Partnership's prospectus with respect to the total amount of limited partners capital raised. On April 3, 1987 the offering was terminated. Based on actual units sold through the date of termination, it was determined by the General Partner that too much had been paid to the former Managing General Partner. The excess, which amounted to $93,438, has been reclassified to due from former General Partner. At June 30, 1999 the balance due from former General Partner was $45,986.

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

PART I. Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

     The Partnership has one operating facility located in Phoenix, Arizona. The Partnership's facility generated an aggregate gross operating revenue of $109,822 during the first six months of 1999 compared to $108,474 during the first six months of 1998. The facility maintained an occupancy level of 81% at the end of June, 1999, the same as in the prior year.

     Operating expenses through June 30, 1999 were $61,865 compared to $48,326 for 1998. Salaries, property taxes, maintenance and advertising all contributed to the increase in expenses. Administrative expenses for 1999 were $39,466 nearly identical to $37,700 in 1998.

     The facility's vacancy rate remains higher than normal. Revenue is expected to increase slightly in the second half of 1999 due to the rent increase recently implemented. All costs will be reviewed in detail to combat the increase in expenses.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1999, the Partnership held cash and cash equivalents totaling $71,755 as compared to $87,516 for the corresponding quarter of 1998.

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


                                              ARMORED STORAGE INCOME INVESTORS 2
                                                         (Registrant)

                                              By:  Armored Management L.L.C.
                                                   Its General Partner


                                              By:  /s/ Dale D. Ulrich
                                                   -----------------------------
                                                   Dale D. Ulrich, Member


                                              Dated: 8/9/99
                                                     ---------------------------