Form 10-Q
period 1999-09-30
ARMORED STORAGE INCOME INVESTORS 2
filed 1999-11-12
CIK 788078

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:                                       Commission File Number:
September 30, 1999                                              33-2732
------------------                                       -----------------------


                      ARMORED STORAGE INCOME INVESTORS 2
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           California                                      93-0930503
-------------------------------                ---------------------------------
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

ITEM 1. FINANCIAL STATEMENTS                                               PAGE


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

                       ARMORED STORAGE INCOME INVESTORS 2
                        a California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)

                                                  September 30,    September 30,
                                                      1999             1998
                                                   -----------      -----------
ASSETS

Property
  Land                                             $   242,825      $   242,825
  Buildings                                          1,100,520        1,100,520
  Furniture and fixtures                                25,446           25,446
                                                   -----------      -----------
                                                     1,368,791        1,368,791
         Less accumulated depreciation                 471,941          434,462
                                                   -----------      -----------
                                                       896,850          934,329

Cash and cash equivalents                               50,772           54,196
Other assets                                             3,200            2,700
                                                   -----------      -----------
                                                   $   950,822      $   991,225
                                                   ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                        34,282           33,479

Commitments (Note 3)

Partners' capital
  General partner                                       (6,030)          (3,035)
  Limited partners                                     968,556        1,012,827
  Less amount due from
    general partner                                    (45,986)         (52,046)
                                                   -----------      -----------

                                                   $   950,822      $   991,225
                                                   ===========      ===========

                       See notes to financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                             STATEMENT OF OPERATIONS
                                   (unaudited)



                                                     For the Year   For the Year
                       For the Nine Months Ended        Ended           Ended
                     ------------------------------  ------------   ------------
                     September 30,    September 30,  December 31,   December 31,
                         1999            1998           1998          1997
                     -------------    -------------  ------------   ------------
Income
  Rental                $ 161,417        $161,817       $216,513      $231,117
  Interest                    587           1,220          1,420         1,854
                        ---------        --------       --------      --------

                          162,004         163,037        217,933       232,967
                        ---------        --------       --------      --------
Expenses
  Property Operations      89,105          74,745        103,495       107,676
  Administration           45,604          47,154         56,537        52,718
  Amortization &
   Depreciation            27,600          27,000         36,879        35,610
                        ---------        --------       --------      --------

                          162,309         148,899        196,911       196,004
                        ---------        --------       --------      --------

Net Income (loss)       $    (305)       $ 14,138       $ 21,022      $ 36,963
                        =========        ========       ========      ========

                       See notes to financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                             STATEMENTS OF CASH FLOW
                                   (unaudited)

                                                     For the Nine Months Ended
                                                    ----------------------------
                                                    September 30,  September 30,
                                                        1999           1999
                                                    ------------   -------------
Cash Flows From Operating Activities
    Cash received from customers                      $ 161,417     $ 161,817
    Cash paid to suppliers                             (123,825)     (110,029)
    Interest received                                       587         1,220
                                                      ---------     ---------

         Net cash provided by operating activities    $  38,179     $  53,008
                                                      ---------     ---------

Cash Flows From Investing Activities
     Capital improvements                             $      --     $ (35,165)
                                                      ---------     ---------

          Net cash used in investing activities       $      --     $ (35,165)
                                                      ---------     ---------

Cash Flows From Financing Activities
    Distribution to partners                          $ (50,520)    $ (63,150)
                                                      ---------     ---------

         Net cash used in financing activities        $ (50,520)    $ (63,150)
                                                      ---------     ---------

Increase (decrease) in cash                           $ (12,341)    $ (45,307)
Cash and cash equivalents:
    Beginning                                            63,113        99,503
                                                      ---------     ---------

    Ending                                            $  50,772     $  54,196
                                                      =========     =========

Reconciliation of Net Income (Loss) to Net Cash
Provided by Operating Activities:
Net income (loss)                                     $    (305)    $  14,138
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization                          27,600        27,000
  Change in assets and liabilities:
  Increase (decrease) in accounts payable                10,884        11,870
                                                      ---------     ---------

  Net cash provided by operating activities           $  38,179     $  53,008
                                                      =========     =========

                       See Notes to Financial Statements.

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                          NOTES OF FINANCIAL STATEMENTS
                               September 30, 1999

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

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                          NOTES OF FINANCIAL STATEMENTS
                               September 30, 1999


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

     UNAUDITED FINANCIAL STATEMENTS:

     The financial statements for the nine months ended September 30, 1999 are unaudited, however, in management's opinion they include all adjustments necessary for a fair statement of the results of operations for such interim periods. The interim period results of operations are not necessarily indicative of results for a full year.

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

                       ARMORED STORAGE INCOME INVESTORS 2,
                        a California Limited Partnership

                          NOTES OF FINANCIAL STATEMENTS
                               September 30, 1999


NOTE 4: DUE FROM FORMER GENERAL PARTNER

     Due from former General Partner represents a receivable to the Partnership for those amounts reimbursed to the former Managing General Partner for syndication fees incurred in excess of the percentage allowable by the Partnership's prospectus with respect to the total amount of limited partners capital raised. On April 3, 1987 the offering was terminated. Based on actual units sold through the date of termination, it was determined by the General Partner that too much had been paid to the former Managing General Partner. The excess, which amounted to $93,438, has been reclassified to due from former General Partner. At September 30, 1999 the balance due from former General Partner was $45,986.

NOTE 5 IMPACT OF YEAR 2000

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

PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

     The Partnership has one operating facility located in Phoenix, Arizona. The Partnership's facility generated an aggregate gross operating revenue of $161,417 during the first nine months of 1999 compared to $161,817 during the first nine months of 1998. The facility reached an occupancy level of 77% at the end of September, 1999, down from 83% a year ago.

     Operating expenses through September 30, 1999 were $89,105 compared to $74,745 for 1998. Increases in property taxes, salaries, and repairs were responsible for the increases. Administrative expenses for 1999 were $45,604 opposed to $47,154 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1999, the Partnership held cash and cash equivalents totaling $50,772 as compared to $54,196 for the corresponding quarter of 1998.

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


                                       ARMORED STORAGE INCOME INVESTORS 2
                                                  (Registrant)

                                       By:  Armored Management L.L.C.
                                            Its General Partner


                                       By: /s/ Dale D. Ulrich
                                           ------------------------------
                                           Dale D. Ulrich, Member


                                       Dated: 11/8/99
                                              ---------------------------