Form 10-K405
period 1999-12-31
ARMORED STORAGE INCOME INVESTORS 2
filed 2000-03-29
CIK 788078

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

    For the transition period from ______________ to ______________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [X]

     As of March 1, 2000, 4210 Limited Partnership Units were outstanding. Such limited Partnership Units were sold at $500 per Unit. However, no market for the Limited Partnership Units of the Registrant exists and therefore the aggregate market value of the Units held by non-affiliates of the Registrant is not determinable.

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

(b) Financial Information About Industry Segments

The Registrant operates in only one industry segment, the acquisition, development, operation and holding for investment of self-storage facilities. Information relating to the Registrant's revenues, operating profit (loss) and identifiable assets attributable thereto for the fiscal year ended December 31, 1999 is set forth under Item 8 below.

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

GENERAL RISKS OF REAL ESTATE OWNERSHIP.

The Registrant's investments are subject to the risks generally incident to the ownership of real property. These risks include the uncertainty of cash flow to meet fixed obligations, adverse changes in national economic conditions, changes in the relative demand for space in the locale of the facility (and thus the relative price which can be charged), adverse local market conditions due to changes in general or local economic conditions or neighborhood values, changes in interest rates and in the availability, cost and terms of mortgage funds, the financial condition of tenants and sellers of properties, changes in real estate tax rates and other operating expenses, governmental rules and fiscal policies including possible proposals for rent controls, as well as acts of nature, uninsured losses and other factors.

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

WASHINGTON STREET

The Registrant's self-storage facility is located at 3036 E. Washington Street, Phoenix, Arizona, in the central part of the city, with close proximity to Sky Harbor International Airport and the downtown business center. The facility, which consists of both one and two level storage buildings, is approximately 44,000 gross square feet, built on approximately 1.82 acres of land. The property was acquired on December 23, 1986, for a total purchase price of $1,122,000. The facility was approximately 10 years old at the time of the Registrant's purchase. As of February 28, 2000 the facility was 73% occupied.

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

(b) HOLDERS. The approximate number of holders of the Registrant's Limited Partnership Units as of the close of business on December 31, 1999 was 337.

(c) DIVIDENDS. During the years ended December 31, 1997 through 1999, the Partnership made distributions of cash to the limited partners. The source of these distributions were as follows:

                                      1997          1998          1999
                                     -------       -------       -------
    From net income                  $35,115       $19,971       $     0
    From partners' capital            28,035        43,179        50,520
                                     -------       -------       -------
                                     $63,150       $63,150       $50,520
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

                                                    For the Period
                           ----------------------------------------------------------------------
                           Jan 1, 1992        Jan 1, 1993        Jan 1, 1994         Jan 1, 1995
Statement of Income            Thru               Thru              Thru                Thru
Information:               Dec 31, 1992       Dec 31, 1993       Dec 31, 1994        Dec 31, 1995
                           ------------       ------------       ------------        ------------
Total Revenues              $  178,981        $   168,868        $   192,084         $   191,603
Net Income (Loss)           $   11,055        $   (13,369)       $    28,109)        $    10,089
Net Income (Loss) Per
Limited Partnership Unit    $     2.49        $     (3.14)       $      6.34         $      2.28


                            Jan 1, 1996        Jan 1, 1997        Jan 1, 1999         Jan 1, 1999
                               Thru               Thru              Thru                Thru
                           Dec 31, 1996       Dec 31, 1997       Dec 31, 1998        Dec 31, 1999
                           ------------       ------------       ------------        ------------
Total Revenues              $  222,536        $   232,967        $   217,933         $   210,390
Net Income (Loss)           $   42,015        $    36,963        $    21,022         $    (6,318)
Net Income (Loss) Per
Limited Partnership Unit    $     9.48        $      8.34        $      4.74         $     (1.43)



Balance Sheet                 As of              As of              As of               As of
Information:               Dec 31, 1992       Dec 31, 1993       Dec 31, 1994        Dec 31, 1995
                           ------------       ------------       ------------        ------------
Total Assets                $1,117,739        $ 1,076,397        $ 1,070,340         $ 1,047,288
Long-Term Debt              $        0        $         0        $         0         $         0
Partners' Capital           $1,103,365        $ 1,059,051        $ 1,055,872         $ 1,027,688
Distributions Per Unit      $     8.07        $      8.07        $      8.07         $      9.00


                              As of              As of              As of               As of
                           Dec 31, 1996       Dec 31, 1997       Dec 31, 1998        Dec 31, 1999
                           ------------       ------------       ------------        ------------
Total Assets                $1,051,247        $ 1,028,366        $   990,763         $   979,991
Long-Term Debt              $        0        $         0        $         0         $         0
Partners' Capital           $1,030,966        $ 1,006,757        $   967,365         $   953,854
Distributions Per Unit      $    10.00        $     15.00        $     15.00         $     12.00

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)(1) and (a)(2) LIQUIDITY AND CAPITAL RESOURCES

The Registrant was organized in January, 1986 and its offering of Limited Partnership Units was declared effective April 13, 1986. The Registrant raised $2,105,000 during the offering period.

The cash balance at December 31, 1999 of $89,477 will be used primarily as working capital reserves and, when appropriate, for distributions to the Limited Partners. Capital resources will only increase during the coming year as a result of a corresponding increase rental activity.

The registrant has acquired and developed all of its properties, therefore, no significant additional outlays of funds are expected beyond those items already budgeted.

(a)(3) RESULTS OF OPERATIONS

Rental income for 1999 was slightly lower than in 1998. An increase in vacancies was primarily responsible for the decrease. The Washington Street facility maintained an overall occupancy level of approximately 75%. During the year occupancy ranged from 72% to 79%. Occupancy at December 31, 1999 was 72%.

After four years of relatively stable operating expenses, our costs rose 18% in 1999. Several factors were responsible. In an effort to increase occupancy we increased our advertising budget and opened our facility seven days a week. Additionally, we experienced higher than normal maintenance expenditures and property taxes rose by 7%.

The registrant anticipates that rental income in 2000 will be increased over 1999 as occupancies rebound. Our market studies indicate that our rates are competitive and future rent increases will be made on a selective basis. Expenses for 2000 should be similar to 1999 unless unforeseen circumstances occur.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Index to Financial Statements and Schedules attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Registrant changed accountants due to the sale of the attest assets of Toback CPA's to McGladrey & Pullen, L.L.P.

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

The partnership entered into an agreement with Armored Management, L.L.C. to manage the Partnership's self-storage facility. The terms of the agreement are for one year and shall be renewed on a month-to-month basis unless and until either party terminates the agreement. The agreement provides that the manager shall receive, as compensation for services, the greater of $1,000 per month or 6% of the actual gross cash receipts from the prior month.

The Partnership entered into an agreement with Armored Management, L.L.C. to provide administrative services to the Partnership, such as investor relations, database management (including data processing of investor subscriptions, fund distributions, ownership changes, and subscription input), accounting, preparation and/or coordinating the preparation of periodic regulatory reports and tax related forms. The term of the agreement is one year and shall continue on a month-to-month basis unless either party terminates the agreement. The agreement provides that Armored Management, L.L.C. shall receive a fixed fee of $3,000 per month as compensation for its services. Additionally, Armored Management, L.L.C. bills the Partnership for providing assistance in the annual Partnership audit.

(a) IDENTIFICATION OF DIRECTORS

Carl R. Spiekerman and Dale D. Ulrich are the managing members of Armored Management L.L.C. Mr. Spiekerman, 56, is the sole shareholder and Chief Executive Officer of The Environmental Group, Inc., a Phoenix based real estate development firm. Mr. Spiekerman holds a Bachelor's Degree from the University of Puget Sound, Tacoma, Washington, and a Master's Degree from the University of Washington. Mr. Ulrich, 46, is a C.P.A. and also a panel trustee for the District of Arizona Bankruptcy Court and former president of the Arizona Society of CPA's. Mr. Ulrich graduated from Marquette University, Milwaukee, Wisconsin.

(b)      IDENTIFICATION OF EXECUTIVE OFFICERS   None

(c)      SIGNIFICANT EMPLOYEES  None

(d)      FAMILY RELATIONSHIPS   None

(e)      LEGAL PROCEEDINGS      None

ITEM 11. EXECUTIVE COMPENSATION

The General Partner, and its affiliates, earned fees, commissions, and expense reimbursements, as permitted in the Limited Partnership Agreement, as follows:

For the Year Ended:                           12/31/99      12/31/98    12/31/97
                                              --------      --------    --------

Direct     expenses      relating     to        None          None       $2000
administration of the Partnership which were reimbursed or are to be reimbursed to the Managing General Partner, or affiliates thereof

General Partner's distributive share of        $2659(1)      $3325      $3323
cash available for distribution

Real estate  commission upon the sale of        None(2)       None       None
Partnership   property  payable  to  the
General Partner

General   Partner's  share  of  sale  or        None(3)       None       None
refinancing proceeds

----------
(1) Cash Available for Distribution, if any, shall be Distributed 95% to the Limited Partners, and 5% to the General Partner.

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

(2) The General Partner, or an affiliate, is entitled to receive a subordinated real estate commission in an amount not to exceed the lesser of one-half the amount customarily charged by others rendering similar services or 3% of the sale price.

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

As of December 31, 1999 Dale D. Ulrich, one of the members of the managing general partner, owns 56 limited partnership units constituting 1% of the total outstanding units.

There are no arrangements known to the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended December 31, 1999 and 1998 the General Partner was paid the following fees:

                                               1999            1998
                                              -------         -------
       Property management                    $12,825         $13,219
       Partnership administration             $36,000         $36,000
       Audit assistance                       $ 6,000         $ 5,000

During the year ended December 31, 1997 The Environmental Group, Inc., an affiliate of the General Partner, received or incurred $2,000 in direct expense reimbursement for the administration of the Partnership.

During the year ended December 31, 1997, QuestCor, Inc., an affiliate of the General Partner, was paid $13,918 for property management fees, $30,000 for partnership administration services, and $5,000 for assistance with the annual audit.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (a)(2) LIST OF FINANCIAL STATEMENTS AND SCHEDULES AS A PART OF THIS REPORT

Report of Independent Certified Public Accountants

FINANCIAL STATEMENTS
  Balance sheets
  Statements of operations
  Statements of changes in partners' equity
  Statements of cash flows
  Notes to financial statements

(a)(3) LIST OF EXHIBITS FILED AS PART OF THIS REPORT None

(b) REPORTS ON FORM 8-K Change of accountants filed February 28, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ARMORED STORAGE INCOME INVESTORS 2
                                        LIMITED PARTNERSHIP

                                        By: Armored Management, L.L.C.

                                        Its: General partner



Dated: 3/28/00                          By: /s/ Carl R. Spiekerman
                                           -------------------------------------
                                            Carl R. Spiekerman, Member


                                        By: /s/ Dale D. Ulrich
                                           -------------------------------------
                                            Dale D. Ulrich, Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity on the date indicated.

  Signature                         Title                         Date
  ---------                         -----                         ----


/s/ Carl R. Spiekerman      Member of Armored Management         3/28/00
-------------------------   L.L.C., general partner
Carl R. Spiekerman



/s/ Dale D. Ulrich
-------------------------   Member of Armored Management         3/28/00
Dale D. Ulrich              L.L.C., general partner

                       ARMORED STORAGE INCOME INVESTORS 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

                                    CONTENTS

                                                                          Page
                                                                          ----

Independent auditors' reports                                             11-12

Financial statements:

    Balance sheets                                                         13

    Statements of operations                                               14

    Statements of changes in partners' equity                              15

    Statements of cash flows                                              16-17

    Notes to financial statements                                         18-22

To the Partners of
Armored Storage Income Investors 2
Phoenix, Arizona

                          INDEPENDENT AUDITOR'S REPORT

     We have audited the accompanying balance sheet of Armored Storage Income Investors 2 (a California limited partnership) as of December 31, 1999, and the related statement of operations, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the financial position of Armored Storage Income Investors 2 as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


February 4, 2000
Phoenix, Arizona

To the Partners of
Armored Storage Income Investors 2
Phoenix, Arizona

                          INDEPENDENT AUDITOR'S REPORT

     We have audited the accompanying balance sheet of Armored Storage Income Investors 2 (a California Limited Partnership) as of December 31, 1998 and the related statements of operations, changes in partners' equity, and cash flows for each of the two years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Armored Storage Income Investors 2 (a California Limited Partnership) as of December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.


TOBACK CPAs, P.C.
Phoenix, Arizona
January 27, 1999

                       ARMORED STORAGE INCOME INVESTORS 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                     ASSETS
                                                        1999          1998
                                                    -----------    -----------
Rental property and equipment:
  Land                                              $   242,825    $   242,825
  Building                                            1,100,520      1,100,520
  Furniture and fixtures                                 25,446         25,446
                                                    -----------    -----------
                                                      1,368,791      1,368,791
  Less accumulated depreciation                        (481,584)      (444,341)
                                                    -----------    -----------
                                                        887,207        924,450

Cash                                                     89,477         63,113
Accounts receivable, net of allowance
 of $2,500 and $3,200                                     2,500          3,200
                                                    -----------    -----------
      Total assets                                  $   979,184    $   990,763
                                                    ===========    ===========

                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses               $    19,795    $    18,398
Unearned rent                                             6,342          5,000
                                                    -----------    -----------
      Total liabilities                                    26,137         23,398
                                                    -----------    -----------

Commitments (Note 3)
Partners' equity (Note 4):
 General partner                                         (8,745)        (6,015)
 Limited partners; 4,210 units outstanding              961,792      1,019,366
                                                    -----------    -----------
                                                        953,047      1,013,351
 Less amount due from former
  general partner (Note 5)                                   --        (45,986)
                                                    -----------    -----------
                                                        953,047        967,365
                                                    -----------    -----------
      Total liabilities and partners' equity        $   979,184    $   990,763
                                                    ===========    ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                  1999        1998       1997
                                               ---------    --------   --------
Rental income                                  $ 209,712    $216,513   $231,117
Interest income                                      678       1,420      1,850
                                               ---------    --------   --------
                                                 210,390     217,933    232,967
                                               ---------    --------   --------

Expenses:
  Property operations                            109,376      90,276     93,758
  Partnership administration fees and
   property management fees paid to
   related parties (Note 3)                       54,825      54,219     48,918
  Other partnership administration fees            6,071      15,537     17,718
  Depreciation                                    37,243      36,879     35,610
                                               ---------    --------   --------
                                                 217,515     196,911    196,004
                                               ---------    --------   --------
Net income (loss)                              $(7,125) $     21,022   $ 36,963
                                               =========    ========   ========
Net income (loss) allocated to
 general partner                               $     (71)   $  1,051   $  1,848

Net income (loss) allocated to
 limited partners                                 (7,054)     19,971     35,115
                                               ---------    --------   --------
Net income (loss)                              $  (7,125)   $ 21,022   $ 36,963
                                               =========    ========   ========
Net income (loss) allocated to limited
 partners per limited partnership unit
 (Note 4)                                      $   (1.68)   $   4.74   $   8.34
                                               =========    ========   ========
Distributions per limited partnership unit     $   12.00    $  14.98   $  14.98
                                               =========    ========   ========
Number of limited partnership units
 outstanding                                       4,210       4,210      4,210
                                               =========    ========   ========

                          The accompanying notes are an
                  integral part of these financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                   Amount due
                                  from former
                                    general     General     Limited
                                    partner     partner     partners         Total
                                   --------    --------    -----------    -----------
Balance, December 31, 1996         $(57,349)   $ (2,265)   $ 1,090,580    $ 1,030,966
 Distributions to partners               --      (3,325)       (63,150)       (66,475)
 Payments received from former
  general partner                     5,303          --             --          5,303
 Net income                              --       1,848         35,115         36,963
                                   --------    --------    -----------    -----------
Balance, December 31, 1997          (52,046)     (3,742)     1,062,545      1,006,757
 Distributions to partners               --      (3,324)       (63,150)       (66,474)
 Payments received from former
  general partner                     6,060          --             --          6,060
 Net income                              --       1,051         19,971         21,022
                                   --------    --------    -----------    -----------
Balance, December 31, 1998          (45,986)     (6,015)     1,019,366        967,365
 Distributions to partners                       (2,659)       (50,520)       (53,179)
 Payments received from former
  general partner                    45,986                                    45,986
 Net loss                                           (71)        (7,054)        (7,125)
                                   --------    --------    -----------    -----------

Balance, December 31, 1999         $     --    $ (8,745)   $   961,792    $   953,047
                                   ========    ========    ===========    ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                            1999          1998         1997
                                                          ---------    ---------    ---------
Cash flows from operating activities:
 Cash received from customers                             $ 211,754    $ 215,013    $ 231,017
 Cash paid to suppliers and service providers              (178,875)    (157,243)    (160,066)
 Interest received                                              678        1,420        1,850
                                                          ---------    ---------    ---------
      Net cash provided by operating activities              33,557       59,190       72,801
                                                          ---------    ---------    ---------
Cash flows from investing activities:
 Purchase of rental property and equipment                       --      (35,166)          --
                                                          ---------    ---------    ---------
Cash flows from financing activities:
 Distributions to limited partners                          (50,520)     (63,150)     (63,150)
 Distributions to general partner                            (2,659)      (3,324)      (3,325)
 Payments received on due from former general partner        45,986        6,060        5,303
                                                          ---------    ---------    ---------
    Net cash used in financing activities                    (7,193)     (60,414)     (61,172)
                                                          ---------    ---------    ---------
 (Decrease) increase in cash and cash equivalents            26,364      (36,390)      11,629

Cash:
 Beginning                                                   63,113       99,503       87,874
                                                          ---------    ---------    ---------
 Ending                                                   $  89,477    $  63,113    $  99,503
                                                          =========    =========    =========

                          The accompanying notes are an
                  integral part of these financial statements.

                       ARMORED STORAGE INCOME INVESTORS 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      STATEMENTS OF CASH FLOWS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                 1999        1998        1997
                                               --------    --------    --------
Reconciliation of net income (loss) to net
 cash provided by operating activities
 Net income (loss)                             $ (7,125)   $ 21,022    $ 36,963
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                 37,243      36,879      35,610
 Changes in assets and liabilities:
    Decrease (increase) in accounts receivable      700        (500)     (1,100)
    Increase in accounts payable and
     accrued expenses                             1,397       2,789         328
    (Decrease) increase in unearned rent         (1,342)     (1,000)      1,000
                                               --------    --------    --------

      Net cash provided by operating
       activities                              $ 33,557    $ 59,190    $ 72,801
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

     FAIR VALUE:

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

     Differences between the tax bases and reported amounts of the Partnership assets and liabilities result from a difference in accumulated depreciation of approximately $57,000 at December 31, 1999 and capitalized syndication costs for tax purposes of approximately $280,000.

3. COMMITMENTS AND RELATED PARTY TRANSACTIONS:

     Prior to January 1, 1998, the Partnership operated under an agreement with Chris Cap Corporation dba QuestCor, Inc. (QuestCor) to manage the Partnership's self-storage facility. The agreement provided that the manager receive, as compensation for services, the greater of $1,000 per month or 6% of the gross cash receipts. On January 1, 1998, the Partnership entered into an agreement with similar terms for these services with Armored Management, L.L.C. The term of the agreement is for one year through December 31, 1999.

     Subsequent to year end, on January 1, 2000, the Company entered into a new management agreement with Armored Management, LLC. The term of the agreement is for one year through December 31, 2000 and shall continue on a month-to-month basis unless either party terminates the agreement.

                       ARMORED STORAGE INCOME INVESTORS 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3. COMMITMENTS AND RELATED PARTY TRANSACTIONS, Continued:

     Prior to January 1, 1998, the Partnership had contracted with QuestCor to provide administrative services to the Partnership, such as investor relations, database management (including data processing of investor subscriptions, fund distributions, ownership changes, and subscription input), accounting, preparation and coordinating the preparation of periodic regulatory reports and tax related forms. The agreement provided for payment by the Partnership to QuestCor of $2,500 per month as compensation for its services. Additionally, the Partnership paid QuestCor $5,000 per year for providing assistance in the annual Partnership audit. A 50% member of Armored Management, L.L.C. is also a 50% shareholder of QuestCor. On January 1, 1998, the Partnership entered into a similar agreement for these services with Armored Management, L.L.C. The current year agreement provided for payment by the Partnership to Armored Management, L.L.C. of $3,000 per month as compensation for its services. Additionally, the Partnership pays Armored Management, L.L.C. $5,000 per year for providing assistance in the annual Partnership audit. The term of the agreement is for one year through December 31, 1999 and shall continue on a month-to-month basis unless either party terminates the agreement. Subsequent to year end, on January 1, 2000, the Company entered into a new management agreement with Armored Management, LLC. The term of the agreement is for one year through December 31, 2000 and shall continue on a month-to-month basis unless either party terminates the agreement.

     The following are the approximate fees paid to the related management companies for the years ended December 31, 1999, 1998 and 1997:

                                                  1999      1998      1997
                                                -------   -------   -------
     Property management                        $13,000   $13,000   $14,000
     Partnership administration                  36,000    36,000    30,000
     Audit assistance                             6,000     5,000     5,000

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

                       ARMORED STORAGE INCOME INVESTORS 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4. PARTNERS' EQUITY, Continued:

     SALE OR REFINANCING PROCEEDS:

     Anysale or refinancing proceeds will be distributed to yield a 10% annual cumulative noncompounded return on Limited Partners' adjusted capital contributions determined as of the first day of each calendar year before the General Partner is entitled to participate.

5. DUE FROM FORMER GENERAL PARTNER:

     Due from former General Partner (Armored Storage, Ltd.) represented a receivable of the Partnership for those amounts reimbursed to the former
     Managing General Partner for syndication fees incurred in excess of the percentage allowable by the Partnership's prospectus which was based on the total amount of limited partners' capital raised. At December 31, 1986, syndication fees of approximately $309,000 had been paid. On April 3, 1987, the offering was terminated. Based on actual units sold through the date of termination, excess syndication fees totaling approximately $113,000 were recorded as amounts due from the former General Partner.

     As collateral for the receivable, Armored Storage One Limited Partnership (a related partnership through common general partners) assigned its partnership interests in any proceeds or distributions from Armored Storage Income Investors Limited Partnership to Armored Storage Income Investors 2 until such time as the indebtedness is satisfied. During 1999, the former general partner paid off the remaining balance outstanding.

6. PARTNERSHIP ADMINISTRATION AND PROPERTY OPERATIONS:

     Included in other partnership administration and property operations are the following expenses:

                                              1999        1998        1997
                                             -------     -------     -------
     Other partnership administration:
       Accounting                            $14,840     $13,835     $13,275
       Other                                   1,231       1,702       4,443

     Property operations:
       Advertising                             5,802       2,092      18,145
       Insurance                               2,448       2,494       2,369
       Property taxes                         38,871      36,183      30,460
       Repairs and maintenance                10,048       5,756       2,933
       Utilities                               6,996       7,119       6,616
       Wages and payroll taxes                34,574      26,330      23,774